Form 10-K
period 2002-12-31
REPUBLIC ENGINEERED PRODUCTS HOLDINGS LLC
filed 2003-04-01
CIK 1216462

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

               |X|ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2002

                                       OR

             | |TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from _______ to _______

                      Commission file number 333-100581-04

                    REPUBLIC ENGINEERED PRODUCTS HOLDINGS LLC
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                              35-2194249
        ----------                                            ------------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                              Identification No.)

                  3770 Embassy Parkway, Akron, Ohio 44333-8367
                  --------------------------------------------
                    (Address of Principal Executive Offices)

                                 (330) 670-3000
               ---------------------------------------------------
               (Registrant's telephone number including area code)


        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-X is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

There is currently no public market for the registrant's common equity.

      APPLICABLE ONLY TO REGISTRANT'S INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS.

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |X| No | |

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                TABLE OF CONTENTS

ITEM                                                                                                            PAGE
----                                                                                                            ----
1.          Business                                                                                              3
2.          Properties                                                                                           19
3.          Legal Proceedings                                                                                    19
4.          Submission of Matters to a Vote of Security Holders                                                  20
5.          Market for the Registrant's Common Equity and Related Stockholder Matters                            20
6.          Selected Financial Data                                                                              21
7.          Management's Discussion and Analysis of Financial Condition and Results of Operations                21
7A.         Quantitative and Qualitative Disclosures about Market Risk                                           34
8.          Financial Statements and Supplementary Data                                                          35
9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                 35
10.         Directors and Executive Officers of the Registrant                                                   35
11.         Executive Compensation                                                                               41
12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters       43
13.         Certain Relationships and Related Party Transactions                                                 45
14.         Controls and Procedures                                                                              46
15.         Exhibits, Financial Statement Schedules and Reports on Form 8-K                                      46

                     Signatures                                                                                  50

                     Certifications                                                                              51

                     Independent Auditors' Report                                                                53

                     Republic Engineered Products Holdings LLC and Subsidiaries
                     Consolidated Statement of Operations for the Period from August 16, 2002 to December 31, 2002 and Republic Technologies International Holdings, LLC
                     and Subsidiaries (Debtor-in-Possession) Consolidated Statement of Changes
                     in Net Liabilities in Liquidation (Liquidation Basis) for the Period from
                     January 1, 2002 to August 15, 2002 and Consolidated Statements of Operations
                     (Going Concern Basis) for the Years Ended December 31, 2001 and 2000                        54

                     Republic Engineered Products Holdings LLC and Subsidiaries
                     Consolidated Balance Sheet at December 31, 2002 and Republic Technologies
                     International Holdings, LLC and Subsidiaries (Debtor-in-Possession)
                     Consolidated Balance Sheet (Going Concern Basis) at December 31, 2001                       55

                     Republic Engineered Products Holdings LLC and Subsidiaries
                     Consolidated Statement of Member's Interest for the Period from August 16, 2002 to
                     December 31, 2002 and Republic Technologies International Holdings, LLC and Subsidiaries
                     (Debtor-in-Possession) Consolidated Statements of Members' Interest (Going Concern Basis)
                     for the Years Ended December 31, 2000 and 2001 and the Consolidated Statement of Members'
                     Interest (Liquidation Basis) for the Period from January 1, 2002 to August 15, 2002         57

                     Republic Engineered Products Holdings LLC and Subsidiaries
                     Consolidated Statement of Cash Flows for the Period from August 16, 2002 to December 31, 2002 and Republic Technologies International Holdings, LLC
                     and Subsidiaries (Debtor-in-Possession) Consolidated Statement of Cash Flows
                     (Liquidation Basis) for the Period from January 1, 2002 to August 15, 2002 and Consolidated Statements of Cash Flows (Going Concern Basis) for the
                     Years Ended December 31, 2001 and 2000                                                      58

                     Notes to Consolidated Financial Statements                                                  59

                     Schedule II- Valuation and Qualifying Accounts                                              89

PART I

ITEM 1. BUSINESS

      We are the largest domestic producer of special bar quality steel products ("SBQ"). Special bar quality steel products are high quality hot-rolled and cold-finished carbon and alloy steel bar and rod used primarily in critical applications in automotive and industrial equipment. Special bar quality steel products are sold to customers who require precise metallurgical content and quality characteristics. Special bar quality steel products generally contain more alloys, and sell for substantially higher prices, than merchant and commodity steel bar and rod products. We produce a wide range of special bar quality steel products and supply a diverse customer base that includes leading automobile and industrial equipment manufacturers and their first tier suppliers. We have aggregate annual steel melting capacity of approximately 2.4 million tons, hot-rolling production capacity of approximately 1.1 million tons and cold-finishing production capacity of approximately 0.2 million tons.

      Our performance since December 2002 has been below expectations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Our Liquidity and Capital Resources" for a discussion of the factors which have negatively affected our results and that raise substantial doubt about our ability to continue as a going concern and the actions being taken and our plans to address our liquidity situation.

FORMATION OF OUR COMPANY

      Our company commenced operations in August 2002 after it acquired a substantial portion of the operating assets of Republic Technologies International, LLC and its subsidiaries (Republic Technologies) in a sale of assets under Section 363 of the United States Bankruptcy Code. Republic Technologies has been in bankruptcy since April 2, 2001, when it and its immediate parent, Republic Technologies International Holdings, LLC, and its subsidiaries, Bliss & Laughlin LLC, and RTI Capital Corp., filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court in the Northern District of Ohio, Eastern Division, or the "Bankruptcy Court".

      We acquired the assets pursuant to the terms of an asset purchase agreement, dated June 7, 2002 and amended on August 16, 2002, which we refer to as the "Asset Purchase Agreement". In accordance with bankruptcy procedures and the bidding procedures order of the Bankruptcy Court, an auction was held through which other parties were invited to submit higher or better bids to acquire the assets of Republic Technologies. No other party submitted a bid that qualified under the bidding procedures order, and a sale hearing was held before the Bankruptcy Court on July 9, 2002 and July 11, 2002. Holders of more than a majority of the aggregate principal amount of Republic Technologies' 13 3/4% senior secured notes objected to the sale of the assets to us, and asserted that they had the right to take the assets of Republic Technologies that secured their notes. We agreed to a stipulated settlement with these noteholders, and the Bankruptcy Court included the stipulated settlement as part of its order authorizing the sale of Republic Technologies' assets to us pursuant to the terms of the Asset Purchase Agreement. The Bankruptcy Court order was entered on July 11, 2002 and amended on July 23, 2002.

      We selected the assets and properties of Republic Technologies according to our management team's plan to create a more efficient, higher quality network of production facilities operated by a smaller and more flexible workforce. Of the 12 steel-making and finishing facilities owned and operated by Republic Technologies at August 16, 2002, we acquired all or part of the property and assets associated with five facilities and an option to acquire the property and assets of the Hamilton, Ontario facility, which is owned by Canadian Drawn Steel Company, Inc., a wholly-owned subsidiary of Republic Technologies. We hired approximately 2,400 of Republic Technologies' approximately 3,700 employees, and we negotiated a new labor agreement with the United Steelworkers of America, AFL-CIO/CLC, or the "USWA," which reduces operating costs. See "Employees". Substantially the entire management team of Republic Technologies is now employed with our company.

      The steel industry has been characterized by production overcapacity, weak demand for steel products and high labor costs. To address these problems, our business plan seeks to create a more efficient, higher quality network of production facilities operated by a smaller and more flexible workforce. By acquiring the assets of only five of Republic Technologies 12 operating steel-making and finishing facilities, we hope to align our production capacity with anticipated demand for our products, particularly the higher margin segments of specialty bar quality steel products on which we intend to focus. Our company also is making capital expenditures to improve the productivity of our facilities.

      We believe that our labor agreement with the USWA will allow our company to achieve a more efficient staffing of our facilities, reduce our labor costs through a competitive wage increase scale over the next five years, lower healthcare costs and cap our pension and retirement benefits costs to the amount of the contributions we are required to make to the USWA and an employee benefits trust to be established by the union. We believe that our pension and retirement benefits costs will be significantly lower over the next two to five years than companies with defined benefit pension plans and longer operating histories.

      The following table provides comparative information with respect to Republic Technologies at June 30, 2002 on a historical basis and our company at December 31, 2002.

            REPUBLIC TECHNOLOGIES                                    OUR COMPANY
              AT JUNE 30, 2002                                   AT DECEMBER 31, 2002
              ----------------                                   --------------------
PROPERTIES:                                          PROPERTIES:
Melt Shops/Caster Facilities:                        Melt Shops/Caster Facilities:
         Canton, Ohio                                         Canton, Ohio
         Lorain, Ohio                                         Lorain, Ohio
         Johnstown, Pennsylvania (idled)                      -
Hot-Rolling and Processing Mills:                    Hot-Rolling and Processing Mills:
         Lorain, Ohio (three mills)                           Lorain, Ohio (two mills)
         Lackawanna, New York                                 Lackawanna, New York
         Massillon, Ohio (Oberlin Road)                       -
         Canton, Ohio                                         Canton, Ohio
         Chicago, Illinois                                    -
Cold-Finishing Facilities:                           Cold-Finishing Facilities:
         Harvey, Illinois                                     -
         Massillon, Ohio (Rose Avenue)                        Massillon, Ohio (Rose Avenue)
         Gary, Indiana (Dunes Highway)                        Gary, Indiana (Dunes Highway)
         Gary, Indiana (Seventh Avenue)                       -
         Hamilton, Ontario, Canada                            -  (1)
         Beaver Falls, Pennsylvania                           -
         Willimantic, Connecticut (idled)                     -
         Cartersville, Georgia                                -
Corporate offices:                                   Corporate offices:
         Akron, Ohio                                          Akron, Ohio
PRODUCTION CAPACITY:                                 PRODUCTION CAPACITY:
(in million of tons)                                 (in millions of tons)

         Steel Melting.................        2.4            Steel Melting..................       2.4
         Hot-Rolled Production.........        2.0            Hot-Rolled Production..........       1.1
         Cold-Finishing................        0.3            Cold-Finishing.................       0.2
EMPLOYEES:                                           EMPLOYEES:
         Hourly........................      3,156            Hourly.........................     2,017
         Salaried......................        605            Salaried.......................       477
FINANCIAL DATA:                                      FINANCIAL DATA:
(in thousands)                                       (in thousands)
         Net property, plant                                  Net property, plant
             and equipment.............   $167,708                and equipment..............  $144,009
         Total assets..................    543,143            Total assets ..................   474,398
         Total Liabilities.............  1,716,685 (2)                Total Liabilities .....   443,209 (3)

----------

(1) 2011448 Ontario Limited, our wholly owned Canadian subsidiary, holds an option to purchase the property and assets of the Hamilton, Ontario facility on or prior to August 16, 2003.

(2) As a result of Republic Technologies' Chapter 11 filings, events of default had occurred with respect to all of its secured and unsecured debt. Republic Technologies has classified the secured debt as a current liability and the undersecured and unsecured debt as liabilities subject to compromise. Total liabilities include $452.0 million of liabilities not subject to compromise (including $312.6 million outstanding under Republic Technologies' debtor-in-possession credit facility) and $1,274.0 million of liabilities subject to compromise (including $425.0 million aggregate principal amount of Republic Technologies' 13 3/4% senior secured notes).

(3) Includes $80.0 million aggregate principal amount of our notes, $268.4 million outstanding under our credit facility and $1.0 million to be paid for the benefit of the holders of Republic Technologies' 13 3/4 % senior secured notes under the terms of the Transition Services Agreement.

      We paid Republic Technologies, as consideration for the assets sold to us under the Asset Purchase Agreement, $10.0 million in cash, issued $80.0 million of the notes and assumed certain liabilities. In addition, we borrowed $301.9 million under our credit facility, the proceeds of which were used to repay Republic Technologies' debtor-in-possession credit facility. We immediately paid down the outstanding amount to $269.7 million. The liabilities that our company assumed include obligations under the contracts that we purchased from Republic Technologies, up to $32.0 million of trade payables Republic Technologies and its subsidiaries had incurred after they filed for bankruptcy protection and up to $2.6 million of other current liabilities that Republic Technologies and its subsidiaries had incurred after they filed for bankruptcy protection. In addition, we agreed to reimburse Republic Technologies for up to $29.5 million of wages, withholding taxes, vacation benefits, management performance incentives, health insurance benefits incurred but not reported and workers' compensation to the extent that these liabilities had been accrued by Republic Technologies prior to the closing under the Asset Purchase Agreement and are not otherwise covered by insurance or welfare benefit funds maintained by Republic Technologies. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Our Liquidity and Capital Resources".

      In order to facilitate the orderly transfer of the special bar quality steel product business from Republic Technologies to our company, we have entered into a transition services agreement with Republic Technologies, its subsidiaries, and The Bank of New York, as trustee under the indenture governing Republic Technologies' 13 3/4% senior secured notes due 2009. We refer to this agreement as the "Transition Services Agreement". Under the Transition Services Agreement, Republic Technologies provided us with the ability to maintain an interim supply of certain inventory to sell to customers while we modernized our Lorain facility. Specifically, Republic Technologies continued to operate certain facilities that we did not acquire. These facilities included the 12"mill at Lorain until September 2002, the finishing operation at Canton until October 2002 and the Massillon 18' mill until December 2002. Republic

 Technologies' railroad company, Nimishillen & Tuscarawas, LLC, operated until December 31, 2002, at which time its operations were acquired by Republic Engineered Products LLC ("Republic"). Canadian Drawn Steel Company, Inc. ("Canadian Drawn"), a subsidiary of Republic Technologies, continues to operate under the Transition Services Agreement (see Legal Proceedings). In addition, the parties supply other services to each other to ensure the smooth transition of Republic Technologies' business to our company and the wind down of Republic Technologies' bankruptcy estate. The Transition Services Agreement was to expire on March 16, 2003, but has been extended for a two-month period in order to allow Republic Technologies to continue operations at Canadian Drawn. The agreement can be extended under its terms for an additional two-month period.

      We reimburse Republic Technologies for costs it incurs in providing the transition services to us, including the costs of operating the assets, costs associated with materials owned or acquired that are necessary to provide the services and the costs of the employees (including funding of the Canadian Drawn's defined benefit plan) involved in providing the services. Other costs, including those related to environmental compliance, are the sole responsibility of Republic Technologies. In addition to other payments we make under the Transition Services Agreement, we agreed to pay a fee of $5.0 million to compensate Republic Technologies for its operation of assets it retained after the acquisition. This fee was paid in five $1.0 million monthly installments commencing on September 15, 2002. The final installment was paid on January 16, 2003. Under the terms of the Transition Services Agreement, we paid these fees to The Bank of New York for the benefit of the holders of Republic Technologies' 13 3/4% senior secured notes.

AVAILABLE INFORMATION

      Our corporate headquarters is located at 3770 Embassy Parkway, Akron, Ohio 44333-8367 and our telephone number at that location is (330) 670-3000. Our Internet address is www.republicengineered.com. Republic Engineered Products LLC's annual reports on Form 10-K, quarterly reports on Form 10-Q, and other documents which have been filed with the Securities and Exchange Commission are available upon request.

THE RESTRUCTURING

      Our company effected a restructuring so that the presentation of consolidated financial statements of Republic Holdings will satisfy the financial reporting obligations of each of the issuers and guarantors of our notes under federal securities laws. As part of the restructuring, Blue Bar, L.P., a Delaware limited partnership and the former parent company of Republic, merged with and into Republic Holdings. In addition, the indenture governing our notes was amended so that the guarantee of Republic Holdings, as successor by merger of Blue Bar, L.P., is full and unconditional. The indenture has also been amended to permit Republic Holdings to satisfy our company's reporting obligations under the indenture so long as Republic Holdings holds 100% of Republic's membership interests and has no material business operations, assets or liabilities of its own.

OUR PREDECESSOR

      Republic Technologies was formed in a combination completed on August 13, 1999. The combination was completed through a series of mergers, asset transfers and related steps as set forth in a Master Restructuring Agreement among Bar Technologies Inc., Republic Engineered Steels, Inc., USS/Kobe Steel Company and various of their affiliates.

      Bar Technologies was formed in September 1994 to acquire and restart specific melt shop and hot-rolling assets of the former Bar, Rod and Wire Division of Bethlehem Steel Corporation. In April 1996, Blackstone Capital Partners II Merchant Banking Fund L.P. acquired control of Bar Technologies concurrently with Bar Technologies' acquisition of Bliss and Laughlin Industries, Inc., one of the largest processors of cold-finished special bar quality steel in North America. Republic Engineered Steels was a leading U.S. manufacturer of special bar quality steel products, which was formed in 1989 to own and operate the former assets of the Bar Division of LTV Steel Company, Inc. In September 1998, Blackstone and other investors acquired control of Republic Engineered Steels through RES Holding Corporation with the intention of combining it with Bar Technologies. USS/Kobe Steel Company was the special bar quality steel production facilities and related operations division of USS/Kobe Steel Company, a 50/50 joint venture formed in July 1989 between subsidiaries of USX Corporation, and Kobe Steel, Ltd. The aforementioned companies joined to become Republic Technologies after the combination on August 13, 1999.

THE SPECIAL BAR QUALITY STEEL PRODUCTS INDUSTRY

      The production of special bar quality steel products is a segment of the overall steel market. The special bar quality products segment is further divided into three categories which are delineated by the quality and the end use of the bar product: (i) reinforcing bar, (ii) merchant quality bar and (iii) hot-rolled engineered bar. Hot-rolled engineered bar is the highest quality segment of the bar product market. We produce various grades and sizes of finished hot-rolled engineered bar and rod products and intend to operate in the higher quality end of the hot-rolled engineered bar and rod market. Special bar quality steel products sell for higher prices per net ton than merchant or commodity grade steel products as they generally contain more alloys than merchant and commodity grade products and are sold to customers who require precise metallurgical content and compliance with rigorous quality specifications.

THE STEEL MANUFACTURING PROCESS

      The manufacturing process for our hot-rolled and cold-finished special bar quality steel products involves a number of steps that are outlined below.

      MELTING. Our production of steel begins at our electric furnace melt shop in Canton, Ohio and our blast furnaces in Lorain, Ohio. The Canton melt shop operates electric arc furnaces, which consume ferrous scrap as the primary raw material. Premium grade steel scrap is transported from a scrap yard to the Canton melt shop, where it is melted in two 220-ton electric arc furnaces. After the scrap reaches a molten state, it is poured from the furnace into ladles and further processed in a ladle refining furnace, where alloys, carbon and other materials are added to create the desired chemical, metallurgical and physical properties. During the scrap melting and refining process, impurities are removed from the molten steel. In addition, as part of the refining process, the molten steel is further processed in a vacuum degasser, which removes oxygen, hydrogen and nitrogen to produce clean, high-quality steel.

      At our Canton, Ohio facility, the molten steel is formed into semi-finished bars in our continuous casting and rolling facility. The molten steel is poured into a four-strand continuous bloom caster where it is formed and solidified in molds to produce a solid semi-finished bar called a bloom. The blooms are cut to length, then rolled to a smaller cross-sectioned bar referred to as a billet. Blooms are square, rectangular, or round semi-finished shapes greater than 100 square inches in cross-sectional area and billets are less than 100 square inches in cross-sectional area. These semi-finished billets, having been produced to a specified chemical composition, size and quality, are then cooled and sent to our rolling mills for further processing into finished products or sold as semi-finished products.

      Unlike our Canton electric furnace melt shop that relies on steel scrap, our Lorain, Ohio facility produces iron in a blast furnace, and later converts the iron to steel in a basic oxygen furnace by adding scrap. The primary raw materials used in our Lorain blast furnace are (i) taconite pellets, which are a concentrated form of iron ore, (ii) coke, which is a product produced by baking specific types of coal at high temperature, and (iii) limestone or other cleansing materials, which are necessary to remove impurities in the material. In addition, scrap material is often used in place of iron ore and pulverized coal is often used in place of coke. We purchase the taconite pellets and coke from United States Steel Corporation ("U.S. Steel"), and the other materials are either produced at the facility or purchased from third parties.

      Currently, we operate one of two blast furnaces at our Lorain facility. Within the refractory brick-lined blast furnace chamber, the iron material consisting of taconite or other ores, the carbon material consisting of coke and pulverized coal and the cleansing or "flux" material are heated to temperatures in excess of 2,500 degrees Fahrenheit. The high temperature causes a chemical reaction between the iron and carbon creating pig iron or hot metal. The flux material combines with impurities to create a by-product called slag.

      Special rail vehicles then transfer the hot metal in liquid form to the Lorain melt shop, which operates two 220-ton basic oxygen furnaces. Sulfur is removed from the hot metal and the hot metal is mixed with high quality scrap. This mixture is injected with oxygen that causes another chemical reaction that converts the pig iron or hot metal into molten steel, which is then poured into ladles. The ladles are transported to a ladle metallurgy facility where alloying agents and other refining materials may be added and blended into the steel. In addition, for some applications, the molten steel may be processed in a vacuum degasser to reduce oxygen, hydrogen and nitrogen.

      The molten steel is then poured into either a five-strand continuous bloom caster or a six-strand billet caster through which the steel flows and cools. The cooled blooms or billets solidify, then are cut to length before further processing. The casters produce round blooms and billets that are feedstock for hot-rolled seamless tube products or rectangular blooms or square billets that are transported to one of three bar mills that convert the blooms or billets into finished cut-length or coiled bars for the marketplace.

OUR PRODUCTS

      HOT-ROLLED PRODUCTS. Our hot-rolled products are manufactured from steel or iron melted in our steel production facilities, which is cast into blooms or direct cast into billets. Blooms and billets are processed into hot-rolled products by changing the internal physical properties, size, and shape of the steel. As a direct cast billet or bloom cast billet is reduced in size, the strength and integrity of the resulting bar or rod product is increased. The completed hot-rolled products are coiled or are placed on a cooling bed and then cut into required lengths. Then the items are stacked into coils or bundles and placed in warehouses from which they are shipped directly to the customer or to one of the Company's cold-finishing mills for further processing.

      Since blooms have a larger cross-sectional area than billets, a greater reduction to size occurs. Accordingly, a hot-rolled product rolled from a bloom cast billet is generally stronger than a direct cast billet hot-rolled product of the same size and metallurgical content. Typically customers concerned about product quality and strength as related to reduction of area require bloom-based hot-rolled bar products.

      Direct cast billet products are generally used for smaller special bar quality product sizes and for less demanding end-use applications. Our Canton, Ohio Caster and Continuous Rolling Facility and Lorain, Ohio melt shop facilities cast bloom-based products in a 10" by 13" or 12.5" by 14" size.

      The following table displays the major end-market applications of our hot-rolled products by size and shape:

            MAJOR END-MARKET APPLICATIONS BY PRODUCT SIZES AND SHAPES

             SIZE                   ROUNDS               SQUARES             HEXAGONS
             ----                   ------               -------             --------

7/32"-3/4"...................    Auto fasteners        Not Applicable     Hose couplings
                                 Tire cord                                 Converters
                                 Specialty springs
3/4"-3 1/4"....................   Bearings              Not Applicable     Hose couplings
                                 Spindles                                  Converters
                                 Steering columns
                                 Gears
                                 Constant velocity
                                   joints
                                 Hubs
                                 Axles
3 1/4"+......................    Crankshafts           Off-highway        Not Applicable
                                 Axles                   equipment
                                 Hydraulic             Agricultural
                                   cylinders             equipment
                                 Machine parts         Converters
                                   converters

      COLD-FINISHED PRODUCTS. We produce our cold-finished special bar quality steel products by improving the physical properties of hot-rolled products through value-added processes at our cold-finishing plants.

      Cold-finishing processes produce products with more precise size and straightness tolerances as well as a surface finish that provide customers with a more efficient means of producing a number of end products by often eliminating the first processing step in the customer's process. The four basic cold-finishing processes are the following:

          PROCESS                                          DESCRIPTION
          -------                                          -----------
Cold Drawing                           Hot-rolled products that have been descaled by blasting the surface with hardened steel shot or pickling with acid are (1) drawn or pulled through a tungsten carbide die, which compresses the surface, elongates the product and makes it smooth and shiny, and (2) straightened.

Turning and Polishing                  Removing the surface of hot-rolled products with a revolving cutting tool, which is the turning process, then rotating the turned product through rollers that polish the surface and straighten the product.

Turning, Grinding and Polishing        The same processes as turning and polishing products, with the addition of a grinding process that yields very fine tolerances.

Drawing, Turning, Grinding and         The same processes as turning, grinding and polishing products, with the
Polishing                              addition of a drawing process to add physical strength.

      After the cold-finished products are cut to length, they are stacked in bundles and transported to warehouses from which they are shipped to customers.

      The following table displays the major end-market applications of our cold-finished products by shape without references to product size, which is less important for determining the end use of cold-finished steel products:

                     MAJOR END-MARKET APPLICATIONS BY SHAPES

         ROUNDS                       HEXAGONS             SQUARES                    FLATS
         ------                       --------             -------                    -----

Constant velocity joints        Hose fittings         Agricultural equipment    Machine tool fixtures

Hydraulic hose couplings        Spark plug shells                               Office furniture

Steering rack gears             Nuts                                            Exercise equipment

Fractional horsepower motor                                                     Agricultural equipment
     shafts

Engine valves and fuel
     injector parts

Hydraulic cylinders for
     off-highway and
     agricultural equipment

Shafts and gears for
     appliance industry

      Previously, Republic Technologies purchased a portion of its hot-rolled bar requirements for its cold-finishing operations from third-party suppliers. During the period from January 1, 2002 to August 15, 2002 and the years ended December 31, 2001 and 2000, Republic Technologies purchased approximately 10%, 16% and 24%, respectively, of its hot-rolled bar requirements from third-party suppliers. During the period from August 16, 2002 to December 31, 2002, we purchased approximately 11% of these requirements from third parties.

      SEAMLESS TUBE ROUNDS. In connection with a supply arrangement with USX Corporation and its affiliate, Lorain Tubular Company LLC, we produce semi-finished rounds at our Lorain, Ohio facility for purchase by Lorain Tubular and by USX's Fairfield, Alabama facility under specified circumstances. Depending on the desired end-use application for Lorain Tubular, these products are either cast to sizes of 10.5", 12.25" or 13.5" or cast to size and then rolled at our primary rolling mill to sizes of 6" or 10.5". For the Fairfield facility, we produce semi-finished product in rounds at 11.6". Seamless tubes are used in oil and gas drilling and exploration applications.

      SEMI-FINISHED STEEL PRODUCTS. In addition to our hot-rolled and cold-finished products and seamless tube rounds, we sell semi-finished products produced by our melt shop casters that have not been processed further at our rolling mill facilities. These products are typically sold to rolling mills operated by competitors that do not have melt shop facilities or to steel service centers or distributors, for further processing before they reach the ultimate end user. These products are sold in sizes ranging from 5"-14".

SEASONALITY

      Our business is subject to some degree of seasonality. The primary end markets for our products are the automotive and industrial equipment industries. Consequently, the special bar quality industry, including our company, typically experiences higher shipment volumes and revenues in the first and second quarters due to seasonality of the automotive and industrial equipment industries.

RAW MATERIALS

      SCRAP METAL. The major raw material for our electric arc furnace melt shops is ferrous scrap metal, which is generated principally from industrial, automotive, demolition and railroad sources. The long-term demand for scrap metal and the importance of scrap metal to the domestic steel industry is expected to increase as steelmakers continue to expand scrap metal-based electric furnace capacity, with additions to, or replacements of, existing integrated steel manufacturing facilities that use iron ore, coke and limestone as their principal raw materials. The high quality of our products requires the use of premium grades of scrap metal, the supply of which is more limited. Prices for scrap metals vary based on numerous factors including quality, availability, freight costs, speculation by scrap brokers and other conditions beyond our control. However, we generally have not had difficulty purchasing adequate scrap metal of the required quality. We believe that adequate supplies of scrap metal will continue to be available in sufficient quantities for the foreseeable future. We seek to reduce our exposure to fluctuations in the price of scrap metal by charging where possible scrap metal surcharges based on the increase in the price of scrap metal above specified levels. For other customers, adjustments are made in selling prices if the price of scrap exceeds or drops below specified levels. These surcharges and price adjustments are determined on a monthly or quarterly basis.

      We purchase scrap in the open market through a number of brokers and dealers or by direct purchase. We do not purchase more than 15% of our scrap requirements from any single supplier. However, depending on the supply, price, terms and availability of scrap, we may change our purchase methods in the future by, for example, purchasing more scrap from fewer suppliers.

      COKE AND IRON ORE PELLETS. Iron ore pellets and coke are the principal raw materials used in our blast furnaces. We have entered into long term agreements with U.S. Steel

Corporation which will supply the iron ore pellets and coke that are the raw material inputs for the blast furnace/basic oxygen process route at our Lorain, Ohio facility. We expect that these agreements will provide us, during the term of the contracts, with a consistent supply of quality materials at prices that will be favorable as compared to market prices due to "most favorable nations" pricing terms, which guarantee our company a price matching the lowest price offered by U.S. Steel to like customers under like circumstances.

      ALLOYS AND FLUXES. We purchase various materials such as nickel, chrome, molybdenum, vanadium, manganese, silicon, aluminum, titanium, sulphur, lead, lime and fluorspar for use as alloying agents and fluxing, or cleansing, materials. Historically, prices of many of these materials have fluctuated dramatically. From time to time, we have used price surcharges for alloys such as nickel and molybdenum in an attempt to protect their profit margins from the effects of fluctuating prices on these commodities.

      HOT-ROLLED BARS. Historically, Republic Technologies purchased hot rolled bar from other steelmakers for use in production at its cold finishing facilities. We have continued this practice. We purchase from several suppliers and expect that grades of bar that we choose not to produce will be available for purchase.

ENERGY SOURCES

      Our manufacturing facilities consume large amounts of electricity and natural gas. Republic did not have difficulty in obtaining adequate sources of electricity and natural gas in the past and we do not foresee any significant difficulties in the future. However, we anticipate higher natural gas prices in 2003, which could adversely affect our future operating results.

      Our primary use of electricity is at our electric arc furnace melt shop in Canton, Ohio and at our basic oxygen process melt shop facility in Lorain, Ohio. We currently have a long-term electricity contract in place for the Canton facility that expires in December 2005. We recently entered into an electric contract for the Lorain facility. The rest of our facilities purchase their electricity from local utilities under various contracts and terms. Our electricity costs are competitive with other steel manufacturers.

      The principal use of natural gas in our operations is for the billet reheating operations at our Lorain, Ohio and Lackawanna, New York hot-rolling mills and at the blast furnace and primary mill at our Lorain, Ohio melt shop facility. We purchase natural gas based on our anticipated requirements in the monthly futures market. We also have negotiated distribution contracts, storage contracts, primary firm transportation contracts and secondary firm transportation contracts where necessary, for cost effective, reliable natural gas deliveries. Each facility's delivery arrangement has been negotiated separately for the specific needs of that facility.

      Our Lackawanna, New York facility relies on natural gas distribution systems and electrical equipment and other rights owned by Bethlehem Steel Company ("Bethlehem"). The right to utilize these systems is essential to the operation of the Lackawanna facility. We are currently negotiating a contractual agreement with Bethlehem for the right to use this equipment. The International Steel Group, Inc. has made an offer in bankruptcy court to acquire the assets of Bethlehem. If this pending transaction closes we expect this agreement to continue under substantially the same basis.

CUSTOMERS

      We primarily market our products to consumers of higher quality, critical application special bar quality steel products. Customers in these targeted market segments require higher quality special bar quality steel products for use in hot and cold metal-forming operations such as cold forge/extrusion, warm forge, hot forge and hot/cold heading processes, rather than traditional machining processes. Penetration of these targeted market segments is dependent upon various factors, including the ability to achieve precise chemistry and manufacturing tolerances. Additionally, producers must meet pre-qualification requirements to become approved suppliers for potential customers.

      For customers in the automobile manufacturing industry and their suppliers, the most important form of certification is the Quality System Requirement standard, or "QS-9000" certification, which is a quality system standard established by The Chrysler, Ford and General Motors Quality Requirement Task Force, which sets forth a standard set of quality requirements for components and materials suppliers to the automotive industry. Certification requirements vary in scope and generally take between three and twelve months for a supplier to achieve. Frequently, the qualification process requires a producer to supply one or more trial heats of special bar quality steel products for customer evaluation, although some customers have longer pre-qualification requirements. Because of the high costs incurred by suppliers and customers and significant time that may be required to obtain qualifications, the qualification processes can create strong bonds and commitments between suppliers and customers. All of our facilities have received QS-9000 certifications.

      Our company is in the process of obtaining ISO 14001 certification at the Lorain, Lackawanna and Gary production facilities as well as the machine shop in Massillon. Certification of these facilities is anticipated to occur in the second quarter of 2003. The Canton and Massillon cold-finished plants are currently ISO 14001 certified. ISO 14001 is the international standard defining the organizational structure, responsibilities, procedures, processes and resources for implementing environmental management systems. This standard, however, does not specify environmental performance criteria. Most of our automotive customers require that we have this certification.

      Our major customers include leading automobile and industrial equipment manufacturers such as General Motors, Ford, Honda and Caterpillar, first tier suppliers to automobile and industrial equipment manufacturers such as American Axle & Manufacturing, Delphi Automotive Systems, IT Spring, Metaldyne, TRW, forgers such as Jernberg Industries, and service centers such as AM Castle, EM Jorgensen and Ryerson Tull.

      Republic Technologies' five largest customers accounted for 30.2%, 30.5% and 29.1% of its total sales in the period from January 1, 2002 to August 15, 2002 and the years ended December 31, 2001 and 2000, respectively. Lorain Tubular was the only customer that accounted for 10% or more of Republic Technologies' total sales during these periods. It accounted for 12.0%, 10.7% and 14.6% during the period from January 1, 2002 to August 15, 2002 and the years ended December 31, 2001 and 2000, respectively. Our five largest customers account for 30.6% of our total sales in the period from August 16, 2002 to December 31, 2002. American Axle & Manufacturing (10.4%) was the only customer that accounted for 10% or more of our total sales during this period.

DISTRIBUTION

      We market our special bar quality steel products through a staff of professional sales representatives and sales technicians located in the major manufacturing centers of the Midwest, Great Lakes and Southeast regions of the United States.

      Our facilities are strategically located to serve the majority of consumers of special bar quality steel products in the United States. We ship products between our mills and finished products to our customers by rail and truck. Customer needs and location dictate the type of transportation we use for deliveries. The proximity of our rolling mills and cold-finishing plants to our customers allows us to provide competitive rail and truck freight rates and flexible deliveries in order to satisfy just-in-time and other customer manufacturing requirements. We believe that the ability to meet the product delivery requirements of our customers in a timely and flexible fashion is a key to attracting and retaining customers as more and more special bar quality steel product consumers reduce their in-plant raw material inventory. We optimize freight costs by using our significantly greater scale of operations to maintain favorable transportation arrangements, continuing to combine orders in shipments whenever possible and utilizing "back-hauling" of scrap and other raw materials.

COMPETITION

      The domestic steel industry is highly competitive. We compete with other special bar quality steel producers including the following:

      - integrated mills, which make steel by processing iron ore and other raw materials in a blast furnace; and

      - mini-mills, which make steel by melting scrap metals in an electric arc furnace.

      Our primary competition for hot-rolled bar products are both large domestic steelmakers and specialized mini-mills. Our major competitors in the hot-rolled bar market include Ispat Inland, Mac Steel, North Star and Timken. Many of the large steelmakers have greater financial resources and utilize modern technologies similar to some of the equipment and processes we currently employ. There are over 20 cold-finishers in the domestic market at present, the largest being Niagara, LaSalle and Nucor. In addition, foreign competition can be significant in segments of the special bar quality steel market, particularly where certifications are not required, and during periods when the U.S. dollar is strong as compared with foreign currencies. This competition is exerting significant downward pressure on the price level of some of our products.

      The principal areas of competition in our markets are product quality and range, delivery reliability, service and price. Special chemistry and precise processing requirements characterize special bar quality steel products. Maintaining high standards of product quality while keeping production costs competitive is essential to our ability to compete in our markets. We believe that we have the widest selection of product grades and sizes in our industry. The ability of a manufacturer to respond quickly to customer orders currently is, and is expected to remain, important as customers continue to reduce their in-plant raw material inventory.

BACKLOG

      We do not believe that our backlog is a meaningful indicator of future sales activity. Orders are generally filled within three to 14 weeks of the order, depending on the product, customer needs and other production requirements. Customer orders are generally cancelable without penalty prior to finish size rolling, and depend on customers' changing production schedules.

PATENTS, TRADEMARKS AND TRADE NAMES

      We have the patents, trademarks and trade names necessary for the operation of our business as now conducted. The loss of any or all of these patents, trademarks and trade names would not have a material adverse effect on our business. However, we consider these intellectual property rights important to our business and intend to actively defend and enforce them as necessary.

EMPLOYEES

      In connection with our acquisition of assets from Republic Technologies, we entered into a new labor agreement with the USWA that covers the vast majority of our hourly employers. This labor agreement expires on August 15, 2007. We had 2,017 hourly employees and 477 salaried employees at December 31, 2002.

      Wage and benefit provisions under this collective bargaining agreement are specified until expiration of the agreement and will be subject to negotiations at that time. The labor agreement also provides for the creation of a benefits trust. We made an initial contribution of $3.0 million and contribute $3.00 for every hour worked by an employee who is covered by the new labor agreement. A portion of these contributions will be directed to the benefits trust. In year three of the labor agreement, our contribution increases to $3.50 for every hour worked and in years four and five it increases to $3.80 for every hour worked. The funds will be directed by the USWA to provide pension benefits and/or retiree medical coverage for future eligible employees of our company and/or medical coverage for retirees of Republic Technologies. However, no contributions may be used for the purpose of providing medical coverage for the retirees of Republic Technologies if they create, or result in, any liability whatsoever on the part of our company for any obligation of Republic Technologies, or any independent obligation to the retirees of Republic Technologies. Our contributions to the benefits trust constitute our company's sole obligation with respect to providing these benefits.

      The labor agreement also provides that the USWA has the right to appoint one managing director to our board of managers so long as the USWA represents any of our hourly employees.

      As compared to the labor agreement between Republic Technologies and the USWA, we expect that the new labor agreement will enhance our ability to maximize workforce flexibility, while reducing costs and allowing us to focus on attaining our business plan objectives by:

      - Eliminating guarantees regarding minimum pay or hours of work. Management is free to schedule production to fit the operating needs of our company, and to adjust the workforce accordingly. Employees are paid for actual hours worked without any artificial or fixed hours or cost burden.

      - Reducing supplemental benefits costs payable to laid off employees. Under the new labor agreement, laid off employees receive only state unemployment benefits, compared to state unemployment and company-provided supplemental unemployment benefits under Republic Technologies' labor agreement with the USWA.

      - Potentially reducing overtime costs. The new labor agreement permits 10 hour or 12 hour scheduled shifts as compared to the maximum 8 hour shifts allowed under the labor agreement with Republic Technologies without incurring overtime. Overtime is payable only in excess of the scheduled hours per day or 40 hours per week.

      - Establishing a cost competitive health care program. The new labor agreement provides for preferred provider organization coverage only, as compared to the costly traditional indemnity plan under the old labor agreement, with cost sharing by the employees. The new health care program provides comprehensive benefits with a better cost control structure.

      - Maintaining competitive wages. The new labor agreement provides for $.50 per hour wage increases in years three, four and five. We expect these base wage scales will allow us to remain competitive.

      The new labor agreement also calls for the establishment of a profit sharing plan to which the Company will contribute 15% of its quarterly pre-tax income, as defined in the labor agreement, over $12.5 million. Twenty-five percent of these contributions will be divided among USWA-represented employees who are covered by the new labor agreement based on the numbers of hours worked and the remaining 75% will be contributed to the benefits trust described above. Contributions, if any, will be distributed to employees and the benefits trust within 45 days of the end of each fiscal quarter.

      In addition, the new labor agreement includes clear and definitive management's rights provisions to prevent disputes and provide better guidance and support. There are no carryover local agreements and no provisions for establishing binding local working conditions as a result of repeated similar actions. Finally, under the new labor agreement, we have the opportunity to create an entirely new incentive system that is tied to performance criteria set forth in our business plan. We expect this incentive system will encourage employees to work together to meet common, clearly stated performance goals, as opposed to individual targets of measure that have no relation to the financial success of a plant or our overall business.

ENVIRONMENTAL MATTERS

      The domestic steel industry is subject to a broad range of environmental laws and regulations, including those governing the following:

      -     discharges into the air and water;

      -     the handling and disposal of solid and hazardous wastes;

      - the remediation of soil and groundwater contamination by petroleum products or hazardous substances and wastes; and

      -     the health and safety of its employees.

      We continuously monitor our compliance with these environmental laws and regulations and believe that we currently are in substantial compliance with them.

      As is the case with most steel producers, we could incur significant costs related to environmental issues in the future, in particular those arising from remediation costs for historical waste disposal practices at our facilities, acquired in August 2002 from Republic Technologies. We currently believe that these costs are likely to be in the range of $3.9 million to $8.4 million over the lives of our facilities. Our reserve to cover probable environmental liabilities, including the matters discussed below, was approximately $5.6 million as of December 31, 2002. Except as noted below, we are not otherwise aware of any significant environmental compliance and remediation costs with respect to our facilities for which the establishment of a reserve would be appropriate at this time. To the extent we incur any such remediation costs, these costs will most likely be incurred over a number of years; however, future regulatory action regarding historical disposal practices at our facilities, as well as continued compliance with environmental requirements, may require us to incur significant costs that may have a material adverse effect on our future financial performance.

      Under the terms of the Asset Purchase Agreement, Republic Technologies agreed to indemnify us for a period of one year following the sale against any liabilities incurred as a result of any breach of Republic Technologies' representations, warranties or covenants contained in the agreement. The indemnification is capped at $5.0 million and will be paid from an escrow fund into which Republic Technologies will deposit any available cash other than cash received from us as consideration in the asset purchase transaction. This limited indemnification would only apply to liabilities arising from matters not disclosed to us in the Asset Purchase Agreement. In addition, Republic Technologies agreed to assist us in obtaining the benefits of indemnifications given Republic Technologies under previous transactions with U.S. Steel, LTV Steel and Bethlehem Steel for certain of the properties included in our purchase of various Republic Technologies assets. However, these Republic Technologies indemnifications may be of limited value because Republic Technologies did not file a proof of claim in either of the recent bankruptcy proceedings involving LTV Steel or Bethlehem Steel, and may not itself be able to obtain any indemnification coverage. The U.S. Steel indemnification is very limited in scope and is only triggered after the expenditure of significant funds. Therefore, it is unlikely that any potential environmental liabilities associated with the purchased Republic Technologies assets will be offset by contributions from U.S. Steel, LTV Steel or Bethlehem Steel required under contractual agreements with Republic Technologies.

      The U.S. Environmental Protection Agency has identified a number of solid waste management units, or "SWMUs," at the Hot-Rolled Bar Plant in Canton, Ohio, operated by our predecessor, Republic Technologies. On June 16, 1999, Republic Technologies entered into an Administrative Consent Order with the U.S. EPA to investigate these SWMUs and propose appropriate remedial measures. Several significant areas of the former Republic Technologies facility were excluded from our purchase of the Canton Hot-Rolled Bar Plant, and are no longer included in the areas for which we may have future remedial obligations. This segregation of liability for the purchased and excluded portions of the Canton facility, as well as similar segregations of liability for the purchased and excluded areas of the Lorain Plant, was recognized by the United States Bankruptcy Court for the Northern District of Ohio in the August 16, 2002 order authorizing our purchase of certain of Republic Technologies' assets. We anticipate that we will use a portion of our reserve to cover the cost of completing the investigation of the purchased areas of the Canton facility during the next few years, although the precise scheduling of these expenditures cannot be predicted at this time. Furthermore, we are currently unable to predict precisely the amount or timing of the costs we may be required to incur to investigate and, ultimately, to remediate these acquired properties in total, and acknowledge that the costs could exceed the amount currently in reserve.

      In 1996, Republic Technologies closed certain hazardous waste areas at the Massillon Cold-Finished Bar facility, one of the facilities acquired by us. These actions were taken under state law following earlier inspections and assessments by the Ohio EPA and the U.S. EPA regarding these areas. In October 2001, the U.S. EPA visited the site and requested an update on the nature of the closure, as part of an internal review on potential applicability of Resource Conservation and Recovery Act corrective action. The U.S. EPA continues to review this matter. We are unable to predict the nature, cost or timing of any future remedial obligations at this facility, but continue to allocate a portion of the reserve to this matter.

      Our Lorain, Ohio facility has been in continuous operation by us, as well as by our predecessors, Republic Technologies, USS/Kobe, U.S. Steel and others for over 100 years. In 1997, the U.S. EPA conducted a multimedia inspection of the Lorain Plant, which was then owned by USS/Kobe. As a result of the inspection, the United States alleged past violations of the Clean Air Act, the Clean Water Act and the Resource Conservation and Recovery Act relating to the Lorain Plant, including the unpermitted treatment, storage or disposal of baghouse dust from the No. 2 Ladle Metallurgical Facility, which is one of the Republic Technologies assets recently purchased by us. The United States filed a proof of claim in the Republic Technologies bankruptcy proceeding based on these claims. Republic Technologies addressed the substantive issues raised by the United States, but Republic Technologies did not enter into any settlement agreement or consent order regarding those claims. The U.S. EPA could potentially seek additional resolution or satisfaction of this matter from us in the future, as the current owner of these portions of the Lorain facility. We are unaware of any other pending enforcement issues at the Lorain facility. Although environmental regulators have not required corrective action at this facility, we could incur investigation and remediation costs in the future. However, we are currently unable to predict the amount or timing of any other costs that we may be required to incur relating to areas of potential contamination at the Lorain facility.

      Bethlehem Steel is conducting or has conducted remedial investigation activities relating to a SWMU located on a portion of our Lackawanna, New York facility historically used for mill scale storage, which was identified as requiring corrective action by the U.S. EPA pursuant to an Administrative Order on Consent issued to Bethlehem Steel in 1990. We are not aware of the current status of this effort. Although Bethlehem Steel is ultimately liable for compliance with the Administrative Order on Consent, due to Bethlehem Steel's Chapter 11 filing there can be no assurance that Bethlehem Steel will meet its obligations. In the event that Bethlehem Steel does not satisfy its obligations with respect to this SWMU on our property, it is possible that the U.S. EPA may look to us as the owner of that SWMU for investigation and possibly for remediation. However, we are unable to predict the nature, cost, or timing of any future obligations at this facility.

      Various federal, state and local laws, regulations and ordinances govern the removal, encapsulation or disturbance of asbestos-containing materials, or "ACMs". These laws and regulations may impose liability for the release of ACMs and may provide for third parties to seek recovery from owners or operators of facilities at which ACMs were or are located for personal injury associated with exposure to ACMs. We are aware of the presence of ACMs at our facilities, but we believe that such materials are in acceptable condition at this time. While no assurances can be given, we believe that any future costs related to remediation of ACMs at these sites will not be material, either on an individual basis or in the aggregate.

      The Ohio Environmental Protection Agency ("Ohio EPA") has issued a Notice of Violation to the Company alleging violations of certain state hazardous waste regulations at the Lorain plant. The alleged violations relate to waste evaluation, personnel training, contingency planning, emergency equipment, manifests, labeling for universal waste, and labeling for used oil storage. The Ohio EPA has also raised a number of concerns that were not identified in the Notice of Violation as alleged violations. A number of alleged violations occurred prior to the Company's acquisition of the Lorain plant in August 2002. The Company has submitted a written response to the Ohio EPA and the Ohio EPA has not pursued formal enforcement activity at this time. The Company is working with the agency to resolve the issues presented in the Notice of Violation.

      The Ohio EPA has also issued a Notice of Violation to the Company alleging violations arising out of lancing operations to remove iron from several torpedo cars. Iron had been placed in the torpedo cars on an emergency basis as a result of an unplanned shutdown of the #3 blast furnace at our Lorain facility, and had subsequently solidified (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Our Liquidity and Capital Resources"). The Company has submitted a written response to the Ohio EPA and the Ohio EPA has not pursued formal enforcement activity at this time. The Company is working with the agency to resolve the issues presented in this Notice of Violation as well.

ITEM 2.  PROPERTIES

We own five manufacturing locations and lease our corporate offices. The following table shows the locations, square footage and production capacity as of December 31, 2002:

                                           APPROXIMATE SIZE        PRODUCTION CAPACITY (1)
                    LOCATION          (SQUARE FEET IN THOUSANDS)     (TONS IN THOUSANDS)
                    --------          --------------------------     -------------------
Melt Shops/Caster Facilities:
     Canton, Ohio ................            1,595                         896
     Lorain, Ohio ................              688                       1,491
Hot-Rolling and Processing Mills:
     Lorain, Ohio (two mills) ....            1,247                         432
     Lackawanna, New York ........            1,020                         588
Cold-Finishing Facilities:
     Massillon, Ohio (Rose Avenue)              553                          96
     Gary, Indiana (Dunes Highway)              266                          78
Corporate offices ................               33                          --

----------
(1) Stated tons represent the production capacity of the individual facility only and do not represent our production capacity as a whole.

      We own all property relating to our manufacturing facilities. In addition, we maintain operating leases for our corporate office, various sales offices and a machine shop in Massillon, Ohio.

ITEM 3. LEGAL PROCEEDINGS

      We are involved in various legal proceedings occurring in the ordinary course of business. It is the opinion of management, after consultation with legal counsel, that these matters will not materially affect our consolidated financial position, results of operations or cash flows.

      In connection with the closing of the asset purchase transaction with Republic Technologies, the USWA took the position that our new labor agreement did not apply to the unionized employees of Canadian Drawn Steel Company, Inc., a Canadian subsidiary of Republic Technologies. In light of the USWA's position and rather than delay consummation of the entire transaction, the parties negotiated the first amendment to the Asset Purchase Agreement, which among other matters included the inventory and receivables of Canadian Drawn Steel in the assets we acquired and gave us a one-year option to purchase the other assets of Canadian Drawn Steel for nominal additional consideration, without adjustment to the overall purchase price. Under the option, if the business of Canadian Drawn Steel is sold to a third party, Republic Technologies will pay the net proceeds of that sale to us.

      On August 30, 2002, the USWA filed a motion with the Bankruptcy Court seeking to compel the sale to our company of substantially all of the assets of Canadian Drawn Steel. On September 17, 2002, we and Republic Technologies filed separate objections to the USWA's motion, asserting, among other things, that the USWA had breached the agreement with Republic Technologies with respect to the unionized employees of Canadian Drawn Steel and was attempting to force our company to assume additional liabilities for legacy costs which we did not agree to assume under the Asset Purchase Agreement. In addition, Republic Technologies asserted various procedural defenses against the USWA and we objected to several of the factual assumptions underlying the USWA's proposed orders.

      The USWA withdrew its motion described above and on October 21, 2002 filed a complaint with the Bankruptcy Court seeking similar relief as in the motion. The complaint alleged, among other things, that because we did not purchase substantially all of the assets of Canadian Drawn Steel, (i) Republic Technologies breached a shutdown agreement with the USWA, (ii) our company breached a letter agreement with the USWA, (iii) our company breached the Asset Purchase Agreement and (iv) our company and Republic Technologies violated an order of the Bankruptcy Court which approved the sale of assets by Republic Technologies to our company. In the complaint, the USWA requested the Bankruptcy Court to compel the sale to our company of substantially all of the assets of Canadian Drawn Steel. On December 4, 2002, we and Republic Technologies filed separate answers to the USWA's complaint in which we and Republic Technologies denied the principal allegations of the USWA and asserted various defenses and counterclaims. Our company expects to vigorously pursue this litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      There is currently no public trading market for our common equity, which on February 20, 2003 was held by approximately fifteen record owners. We have not made any distributions on our common equity since inception, and any such distributions are restricted by our credit facility and note indenture. For information regarding our amended and restated operating agreement's provisions relating to distributions, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Our Liquidity and Capital Expenditures."

ITEM 6. SELECTED FINANCIAL DATA

            SELECTED CONSOLIDATED AND COMBINED FINANCIAL INFORMATION

                                 OUR
                               COMPANY                  PREDECESSOR - CONSOLIDATED                     PREDECESSOR - COMBINED
                               -------      ---------------------------------------------------       -------------------------
                                               FROM                                  PERIOD FROM   PERIOD FROM
                             PERIOD FROM     JANUARY 1,     YEAR           YEAR       AUGUST 13,    JANUARY 1,
                           AUGUST 16, 2002     2002 TO      ENDED          ENDED       1999 TO       1999 TO     YEAR ENDED
                           TO DECEMBER 31,   AUGUST 15,    DECEMBER      DECEMBER     DECEMBER      AUGUST 12,    DECEMBER
                                 2002          2002        31, 2001      31, 2000     31, 1999        1999       31, 1998
                             -----------    -----------   ----------   -----------   -----------   -----------   -----------
                            (IN THOUSANDS)                      (IN THOUSANDS)                           (IN THOUSANDS)
STATEMENT OF OPERATIONS
    DATA:
Net sales ..............     $ 300,131      $  611,983    $  993,707   $ 1,265,401    $  527,580   $  525,326    $  484,864
Operating loss .........       (12,260)        (39,760)     (109,997)     (152,440)     (137,273)     (70,648)      (70,333)
Net loss from continuing
    operations .........       (20,811)        (59,903)     (182,098)     (270,403)     (183,024)    (114,913)     (113,558)
Net loss before
    extraordinary item .       (20,811)        (59,903)     (182,555)     (287,234)     (189,402)    (114,913)     (113,558)
Extraordinary item .....            --              --            --            --       (23,874)          --            --
Net loss ...............       (20,811)        (59,903)     (182,555)     (287,234)     (213,276)    (114,913)     (113,558)
BALANCE SHEET DATA:
Total assets ...........       474,398                     1,049,559     1,197,084     1,415,257                    888,065
Long-term debt .........        80,000                       512,377       502,254       481,062                    422,483
Redeemable members'
    interest/preferred
    stock ..................        --                         3,700         3,800         5,500                      5,500

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

      The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accounting estimates are an integral part of the financial statements prepared by management and are based on management's current judgments. Those judgments are based on knowledge and experience about past and current events and on assumptions about future events.

      We believe the following to be our critical accounting policies because they are both important to the portrayal of our financial condition and results of operations and they require critical management judgments and estimates about matters that are uncertain. If actual results or events differ materially from those contemplated by us in making these estimates, our report of operations for future periods could be materially affected.

Acquisition

      We are required to allocate the purchase price of the acquisition of assets from Republic Technologies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. We engaged a third-party appraisal firm to assist us in determining the fair values of the property, plant and equipment acquired. Such valuations and the determination of the fair values of other tangible and intangible assets acquired and liabilities assumed require management to make significant estimates and assumptions. Our initial assessment of the purchased intangible assets, including the option to purchase Republic Technologies' Hamilton, Ontario cold-finishing facility as well as patented and unpatented technology, customer contracts and trademarks, is that they have no fair value separate from goodwill. This estimate and other estimates associated with the accounting for the acquisition may change, as additional information becomes available regarding the assets acquired and liabilities assumed.

Revenue Recognition

      Sales are recognized upon shipment where there is a contract or purchase order, the sales price is fixed or determinable and collectability of the resulting receivable is reasonably assured. Sales are made with no rights to return product, other than for defective materials. Reserves for rebates, relating to marketing programs entered into with our customers, are recorded as direct reductions of revenue and accounts receivable based on the terms of the customer contracts. A claims reserve is also established for returns of defective materials. This reserve is recorded as a percentage of sales based on historical experience. The adequacy of reserve estimates are periodically reviewed by comparison to actual experience. Rebates, claims and other sales allowances in any future period could differ from our estimates, which would impact the net revenue we report.

Allowances for Doubtful Accounts

      We evaluate the collectability of our receivables based on a combination of factors. We regularly analyze our significant customer accounts, and, when we become aware of a specific customer's inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position, we record a specific reserve for bad debt to reduce the related receivable to the amount we reasonably believe is collectible. We also record reserves for bad debt for all other customers based on a variety of factors including the length of time the receivables are past due, the financial health of the customer and historical experience. If circumstances related to specific customers change, our estimates of the recoverability of receivables could be further adjusted.

Inventories

      Our company establishes obsolescence reserves for slow-moving and inactive inventories. Obsolescence reserves reduce the carrying value of slow-moving and inactive inventories to their estimated net realizable value, which generally approximates the recoverable scrap value. Our company also periodically evaluates its inventory carrying value to ensure that the amounts are stated at the lower of cost or market. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Goodwill

      Goodwill has arisen from the acquisition of a substantial portion of the operating assets of Republic Technologies. Goodwill is not amortized, but is periodically reviewed for impairment. Our company is required to test goodwill for impairment on an annual basis and whenever changes in circumstances indicate that the carrying amount of goodwill may be impaired. Impairment charges are recorded, if necessary, based on management's review and analysis of the estimated fair value as compared to the carrying amount of goodwill. The Company intends to use July 1 (first day of the third quarter) as its annual measurement date. If our company's anticipated operating results or economic outlook declines, our assessment of the carrying amount of goodwill may change.

Impairment of Long-Lived Assets

      We evaluate long-lived assets used in operations, consisting of property, plant and equipment and intangible assets, when indicators of impairment, such as reductions in demand or significant economic factors are present. A review is performed to determine whether the carrying value of an asset is impaired based on a comparison to the undiscounted estimated future cash flows from the asset. If the comparison indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using estimated future cash flows and a discount rate based upon our weighted average cost of capital. Impairment is based on the excess of the carrying amount over the fair value of those assets. Significant management judgment is required in the forecast of future operating results that is used in the preparation of discounted estimated future cash flows. It is reasonably foreseeable that actual future net revenues and the remaining estimated economic life of the assets could differ from the estimates used to assess the recoverability of these assets. In that event, additional impairment charges or shortened useful lives of certain long-lived assets could be required.

Environmental Costs

      Our company and other steel companies have in recent years become subject to increasingly stringent environmental laws and regulations. It is the policy of our company to endeavor to comply with applicable environmental laws and regulations. Our company established a liability for an amount which management believes is adequate, based on information currently available, to cover costs of remedial actions it will likely be required to take to comply with existing environmental laws and regulations.

      The recorded amounts represent an estimate of the environmental remediation costs associated with future events triggering or confirming the costs that, in management's judgment, are likely to occur. This estimate is based on currently available facts, existing technology, and presently enacted laws and regulations, and it takes into consideration the likely effects of inflation and other societal and economic factors. The precise timing of such events cannot be reliably determined at this time due to absence of any deadlines for remediation under the applicable environmental laws and regulations pursuant to which such remediation costs will be expended. No claims for recovery are netted against the stated amount. It is reasonably possible that actual future environmental costs could differ from the estimates used to establish our recorded liability. Additional liabilities may be recorded if this situation arises.

GENERAL

      We are the largest domestic producer of special bar quality steel products. Special bar quality steel products are high quality hot-rolled and cold-finished carbon and alloy steel bars and rods used primarily in critical applications in automotive and industrial equipment. Special bar quality steel products are sold to customers who require precise metallurgical content and quality characteristics. Special bar quality steel products generally contain more alloys, and sell for substantially higher prices, than merchant and commodity steel bar and rod products. We produce a wide range of special bar quality steel products and supply a diverse customer base that includes leading automobile and industrial equipment manufacturers and their first tier suppliers.

      Our company commenced operations in August 2002 after it acquired a substantial portion of the operating assets of Republic Technologies in a sale of assets under Section 363 of the United States Bankruptcy Code. We selected the assets and properties of Republic Technologies according to our management team's plan to create a more efficient, higher quality network of production facilities operated by a smaller and more flexible workforce. The assets and properties we acquired represent the core operating assets associated with Republic Technologies' steel melting and hot-rolled and cold-finishing production. The acquired operating assets accounted for all of Republic Technologies' steel melting capacity, over one-half of its hot-rolling capacity and approximately two-thirds of its cold-finishing production capacity. Specifically, we acquired Republic Technologies' melt shops at Canton and Lorain, Ohio, its hot-rolling and processing mills at Canton and Lorain, Ohio and Lackawanna, New York, its cold-finishing facilities at Massillon, Ohio and Gary, Indiana (Dunes Highway) and certain assets at the machine shop in Massillon, Ohio. We did not acquire Republic Technologies' idled melt shop at Johnstown, Pennsylvania; its hot-rolling and processing mills at Massillon, Ohio and Chicago, Illinois; or its cold-finishing facilities at Harvey, Illinois; Gary, Indiana (Seventh Avenue); Beaver Falls, Pennsylvania; Willimantic, Connecticut (idled); and Cartersville, Georgia. Republic Technologies' Willimantic and Cartersville facilities previously had been sold to third parties at the time we acquired the assets from Republic Technologies. We believe the assets we acquired will enable us to better align our rolling capabilities with our steel producing ability as compared to Republic Technologies. We also acquired the following property: assets located on the premises of Republic Technologies' corporate headquarters located in Akron, Ohio; all permits used in the business in conjunction with the purchased assets; all intellectual property used in connection with the business; certain contracts; books, files and records used in the business; all inventory wherever located; all accounts receivable; and an option to purchase the assets associated with Republic Technologies' cold-finishing plant located in Hamilton, Ontario on or prior to August 16, 2003 for nominal consideration and the assumption of certain liabilities.

      Our company hired approximately 2,400 of the approximately 3,700 employees of Republic Technologies. Of the approximately 2,400 employees we hired, approximately 1,900 are hourly employees and approximately 500 are salaried employees. We hired substantially all of the employees that had previously been employed by Republic Technologies at the facilities that we acquired. At these acquired facilities, we did not hire approximately 100 employees as a result of revised staffing levels, work eliminations and other factors. We purchased a substantial part, but not all, of Republic Technologies' facilities in Canton and Lorain, Ohio. Employees previously engaged by Republic Technologies at the parts of the Canton and Lorain facilities that we did not purchase were not hired.

      We entered into a new labor agreement with the USWA, which covers most of our hourly employees and has a five-year term. Compared to the labor agreement between Republic Technologies and the USWA, our new labor agreement reduces the number of employees and employment costs and provides us with increased staffing flexibility to match our changing operating requirements. It removes several significant items of fixed cost, which will permit improved scheduling flexibility and eliminate legacy costs. Legacy costs that have been eliminated consist of costs associated with non-employees, including retirees and future retirees, under defined benefit retirement plans and retiree medical and life insurance plans to which Republic Technologies contributed. These plans, which had burdened the cash flow and balance sheet of Republic Technologies, are not a part of the new labor agreement. We also expect the new labor agreement to provide a better connection between the business plan performance and variable compensation through the profit sharing plan and the performance based incentive plan for unionized employees that are contemplated under the new labor agreement. In addition, the new labor agreement will simplify labor administration, which we expect to contribute to the success of our business. See "Business-Employees".

      The transaction eliminated significant liabilities that had been associated with the business acquired from Republic Technologies, including $425 million in principal amount of Republic Technologies' 13 3/4% senior secured notes, approximately $219.6 million of trade accounts payable, approximately $134.7 million in revenue bonds and loans from governmental entities and approximately $453.4 million of retiree pension and health benefits costs. We purchased the assets free and clear of any liabilities pursuant to the order of the Bankruptcy Court, except for those liabilities that we explicitly assumed pursuant to the terms of the Asset Purchase Agreement. These assumed liabilities include obligations under the contracts that we purchased from Republic Technologies; up to $32.0 million of trade payables incurred by Republic Technologies after it filed for bankruptcy protection; up to $2.6 million of accrued freight, utilities and other miscellaneous current liabilities of Republic Technologies; up to $3.6 million of taxes incurred by Republic Technologies in the ordinary course of business after it filed for bankruptcy protection; all liabilities arising after the closing of the acquisition from or under the purchased assets; certain environmental clean-up obligations of Republic Technologies under a U.S. Environmental Protection Agency corrective action order that may arise after the closing of the acquisition relating to real property that we purchased at the Canton, Ohio facility. In addition, we agreed to reimburse Republic Technologies for up to $29.5 million of wages, withholding taxes, vacation benefits, management performance incentives, and health insurance benefits incurred but not reported to the extent that these liabilities had been accrued by Republic Technologies prior to the closing of the transaction and are not otherwise covered by any insurance or welfare benefit fund maintained by Republic Technologies.

      We incurred significant indebtedness in connection with the consummation of the acquisition, including $80.0 million aggregate principal amount of the notes and borrowings of $301.9 million under our credit facility. We also agreed to pay $5.0 million to the holders of Republic Technologies' 13 3/4 % senior notes under the terms of a transition service agreement with Republic Technologies. See "Business-Formation of Our Company".

RESULTS OF OPERATIONS OF OUR COMPANY AND OUR PREDECESSOR

      The historical consolidated financial information of Republic Technologies International Holdings, LLC and our company may not be entirely comparable and may be of limited value in evaluating our financial and operating results.

Year ended December 31, 2002 compared with Year ended December 31, 2001

      The following discussion provides a comparison of the results of operations of our company and Republic Technologies on a combined basis for the year ended December 31, 2002 with the historical results of operations of Republic Technologies for the year ended December 31, 2001. The discussion is provided for comparative purposes only, but the value of such a comparison may be limited. The results of operations for the year ended December 31, 2002 combines the results of operations for Republic Technologies for the period from January 1, 2002 to August 15, 2002 with the results of operations of our company for the period from August 16, 2002 to December 31, 2002. Such combined financial information does not reflect the results of operations that either our company or Republic Technologies would have achieved during the period. The combined financial information for the year ended December 31, 2002 is merely additive and does not give pro forma effect to our acquisition of assets of Republic Technologies and the related transactions. In addition, although we acquired a substantial portion of the assets of Republic Technologies and we hired virtually all of its managers, our company operates fewer production facilities, employs fewer hourly employees under more flexible work rules, and has significantly fewer although new and different liabilities than Republic Technologies. You should not interpret the combined financial information for the year ended December 31, 2002 as the results of operations that our company would have achieved had the acquisition occurred prior to January 1, 2002.

      Net sales on a combined basis for the year ended December 31, 2002 totaled $912.1 million on shipments of approximately 1,828,805 net tons on a combined basis compared with Republic Technologies' net sales of $993.7 million for the year ended December 31, 2001 on shipments of approximately 1,979,629 net tons. The decrease in net sales and tons shipped resulted from decreased tubular round requirements and reduced cold-finished bar sales due to the sale or idling by Republic Technologies of four cold-finished facilities. Net sales for the year ended December 31, 2002 were comprised of $749.5 million of hot-rolled net sales and $162.6 million of cold-finished net sales on a combined basis, compared with Republic Technologies' hot-rolled net sales of $779.9 million and cold-finished net sales of $213.8 million for year ended December 31, 2001.

      Cost of sales totaled $882.7 million, or 96.8% of net sales, on a combined basis for the year ended December 31, 2002, compared with Republic Technologies' cost of sales of $985.6 million, or 99.2% of net sales, for the year ended December 31, 2001. Cost of sales for the year ended December 31, 2002 consisted of $717.1 million on hot-rolled products and $165.5 million on cold-finished products on a combined basis, compared with $775.3 million on hot-rolled products and $210.3 million on cold-finished products for the year ended December 31, 2001. The overall decrease in cost of sales is primarily related to the reduction of sales caused by decreased tubular round and cold-finished bar shipments. Cost of sales as a percentage of net sales decreased primarily due to an improved product mix and the benefit of reduced manufacturing overhead resulting from the idling of cold-finished facilities.

      Selling, general and administrative expenses were $39.0 million, or 4.3% of net sales, on a combined basis for the year ended December 31, 2002, compared with $44.4 million, or 4.5% of net sales, for the year ended December 31, 2001. The overall decrease in selling, general and administrative expenses is due in part to a $3.6 million reduction in salary and benefits due to a smaller workforce in 2002, a $2.5 million reduction in information technology spending and a $1.3 million reduction in professional fees and other items. These reductions were offset by a $3.0 million increase in the cost of property insurance in 2002 as compared with 2001. There was also a $1.0 million monitoring fee recorded in the year ended December 31, 2001 compared to $0.4 million recorded in the year ended December 31, 2002.

      Depreciation and amortization expense was $30.9 million for the year ended December 31, 2002 on a combined basis, compared with $56.8 million for the year ended December 31, 2001. The decrease in the current period was primarily related to the Republic Technologies' change to the liquidation basis of accounting as of June 30, 2002. Since property, plant and equipment and intangible assets are stated at fair value under this method of accounting, Republic Technologies recorded no depreciation expense for the period from July 1, 2002 to August 15, 2002. Our company reported $2.6 million of depreciation for the period from August 16, 2002 to December 31, 2002 related to the assets acquired from Republic Technologies. This reduction in depreciation and amortization results from the change in basis of fixed assets and intangible assets to fair market value of fixed assets acquired.

      Special charges, recorded by Republic Technologies, were $10.5 million for the year ended December 31, 2002, compared with $11.6 million for the year ended December 31, 2001. The 2002 charges included $8.8 million relating to 43 voluntary early retirement buyouts being accepted during 2002. The remaining 2002 charges consisted of $1.9 million of severance-related costs for administrative staff reductions and $0.6 million of miscellaneous facility closure costs. A gain of $0.8 million as a result of Republic Technologies' Willimantic plant sale and the reversal of a substantial portion of Republic Technologies' related shutdown reserve offset these charges. Workforce reduction charges were $8.0 million from pension and other post-retirement benefits curtailment charges related to early retirement buyouts during the year ended December 31, 2001. Also during the year ended December 31, 2001, Republic Technologies shut down its Willimantic, Connecticut cold-finishing facility as part of a continued attempt to reduce costs and improve efficiency. As a result of this action, net of adjustments to previously recorded reserves, Republic Technologies recorded restructuring charges of $3.6 million during 2001.

      Net interest expense was $26.3 million for the year ended December 31, 2002 on a combined basis compared with Republic Technologies' net interest expense of $56.1 million for the year ended December 31, 2001. The decrease is primarily due to Republic Technologies' Chapter 11 filings suspending the accrual of interest expense as of April 2, 2001 on all debt other than Republic Technologies' debtor-in-possession credit facility and the industrial revenue bond held with the Development Authority of Cartersville, Georgia.

      Reorganization items represent costs relating to Republic Technologies' Chapter 11 proceedings. These costs amounted to $2.4 million and $16.0 million for the year ended December 31, 2002 and 2001, respectively. The amounts are primarily incurred for various consulting and legal fees that are related to the bankruptcy proceedings. Our company did not incur any such expenses.

      The results of operations of our company and Republic Technologies on a combined basis indicate a net loss of $80.7 million for the year ended December 31, 2002 compared with Republic Technologies' net loss of $182.6 million for the year ended December 31, 2001.

Year ended December 31, 2001 compared with the year ended December 31, 2000

      Republic Technologies' net sales for the year ended December 31, 2001 totaled $993.7 million on shipments of approximately 1,979,629 net tons compared with net sales of $1,265.4 million for the year ended December 31, 2000 on shipments of approximately 2,525,194 net tons. Net sales for the year ended December 31, 2001 were comprised of $779.9 million for hot-rolled and $213.8 million for cold-finished, compared with hot-rolled net sales of $984.8 million and cold-finished net sales of $280.6 million for the year ended December 31, 2000. Weak demand in the automotive and service center markets and reduced market share negatively affected the 2001 results causing the decrease in net sales and tons shipped.

      Republic Technologies' cost of goods sold totaled $985.6 million, or 99.2% of net sales, for the year ended December 31, 2001 compared with cost of goods sold of $1,140.8 million, or 90.1% of net sales, for the year ended December 31, 2000. Cost of goods sold for the year ended December 31, 2001 consisted of $775.3 million on hot-rolled products and $210.3 million on cold-finished products compared with $885.9 million on hot-rolled products and $254.9 million on cold-finished products for the year ended December 31, 2000. The loss of efficiencies due to the decrease in sales volume from 2000 to 2001 caused cost of goods sold to increase as a percentage of net sales in 2001.

      Republic Technologies incurred selling, general, and administrative expenses of $44.4 million, or 4.5% of net sales, for the year ended December 31, 2001 compared with $58.7 million, or 4.3% of net sales, for the year ended December 31, 2000. The reduction in selling, general, and administrative expenses was due to continuing staff reductions during the year ended December 31, 2001.

      Depreciation and amortization expense for Republic Technologies was $56.8 million for the year ended December 31, 2001 compared with $61.5 million for the year ended December 31, 2000. The decrease was primarily related to the reduction of goodwill amortization following the impairment charge taken in the fourth quarter of 2000.

      Workforce reduction charges were $8.0 million for the year ended December 31, 2001 compared with $0.8 million for the year ended December 31, 2000. The increase in workforce reduction charges resulted from pension and other post-retirement benefits curtailment charges related to early retirement buyouts incurred by Republic Technologies during the year ended December 31, 2001.

      During the year ended December 31, 2001, Republic Technologies shut down its Willimantic, Connecticut cold-finishing facility as part of a continued attempt to reduce costs and improve efficiency. As a result of this action, net of adjustments to previously recorded reserves, Republic Technologies recorded restructuring charges of $3.6 million during 2001. During 2000, the Predecessor recorded $74.6 million of charges relating to the shutdown of its Johnstown and Willimantic facilities. A goodwill impairment charge of $79.6 million was also recorded in the year ended December 31, 2000.

      Net interest expense was $56.1 million for the year ended December 31, 2001 compared with $117.5 million for the year ended December 31, 2000. The decrease is primarily due to the Chapter 11 filings suspending the accrual of interest expense on all debt other than the DIP credit facility and the industrial revenue bond held with the Development Authority of Cartersville, Georgia.

      Reorganization items recorded in the year ended December 31, 2001 related to a $7.4 million write-down of deferred financing costs, as well as $8.6 million of professional fees and administrative items.

      The provision for income taxes for the years ended December 31, 2001 and 2000 consisted of currently payable income taxes, primarily foreign income taxes owed by Canadian Drawn Steel Company, Inc.

      The loss from disposition of discontinued operations of $0.5 million and $16.8 million in the years ended December 31, 2001 and 2000, respectively, relates to the disposition of the Predecessor's Specialty Steel division.

      As a result, Republic Technologies reported a net loss of $182.6 million for the year ended December 31, 2001 compared with a net loss of $287.2 million for the year ended December 31, 2000.

OUR LIQUIDITY AND CAPITAL RESOURCES

Going Concern Matters

      The accompanying consolidated financial statements have been prepared on a going concern basis of accounting and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company's performance since December 2002 has been below expectations, negatively affecting liquidity. The Company's liquidity position has also been negatively impacted by an unplanned outage at the Lorain #3 blast furnace resulting from property damage and greater than expected increases in the cost of natural gas during the first quarter of 2003. The Company's net availability on its revolving credit facility at March 28, 2003 was $11.8 million. These factors raise substantial doubt about the Company's ability to continue as a going concern and, therefore, the Company may be unable to realize its assets and discharge its liabilities in the normal course of business.

      Management has sought to improve the Company's liquidity position by taking a number of actions, including reducing its planned capital expenditures from $20 million to $6 million for 2003, pursuing additional financing from the State of Ohio, seeking reimbursement from business interruption and property insurance for damage incurred to the #3 blast furnace at the Lorain facility, and seeking to negotiate possible extensions to June 30, 2003 contractual reductions in borrowing capacity under its senior revolving credit facility (see
Note 8). There can be no assurance that any of such actions will be successful. Notwithstanding these efforts, the Company may need to obtain additional financing to meet its cash flow requirements, including financing through the sale of additional debt or equity securities. In light of the Company's liquidity, its ability to raise additional capital is negatively impacted. Restrictive covenants included in revolving credit facility and senior secured notes limit the Company's ability to incur additional indebtedness or sell assets (all of which are pledged), and may otherwise limit the operational and financial flexibility of the Company.

Liquidity

      Our company's sources of liquidity include cash and cash equivalents, cash from operations and amounts available under our credit facility. Our primary liquidity needs relate to working capital and capital expenditures.

Capital Expenditures

      Republic Technologies invested $8.2 million and $3.6 million in capital expenditures during the period from January 1, 2002 to August 15, 2002 and the year ended December 31, 2001, respectively. Republic Engineered Products LLC invested $17.3 million in capital expenditures during the period from August 16, 2002 to December 31, 2002. The capital expenditures limit under the Company's credit facility was $24.0 million for the period from August 16, 2002 to December 31, 2002. Current planned capital expenditures for 2003 are $6.0 million, and are expected to be funded using cash from operations, borrowings under the credit facility, and borrowing under loans from the State of Ohio. Capital expenditures for 2003 are limited under our credit facility to $20.0 million.

Debt Service Requirements

      We incurred an aggregate of $381.9 million of debt obligations in connection with the acquisition of the assets of Republic Technologies, including $301.9 million of borrowings under our credit facility and the issuance of $80.0 million of notes. We have significant debt repayment obligations under our credit facility and our notes.

      We entered into a credit facility with Fleet Capital Corporation and other lenders on August 16, 2002. Our credit facility consists of a senior revolving credit facility with a commitment of up to $336.0 million. We borrowed a total of $301.9 million upon the closing of the acquisition transaction and immediately paid down the outstanding amount to $269.7 million. At December 31, 2002, we had $268.4 million outstanding under the credit facility. The total commitment of $336.0 million will automatically reduce by $5.0 million on the first day of each quarter commencing the fiscal quarter that begins on July 1, 2003 until such time as the total commitment is reduced to $275.0 million. The amount available to be borrowed at any time is limited by a borrowing base, and the amount available under the credit facility was approximately $15.2 million and $11.8 million at December 31, 2002 and March 28, 2003, respectively. We are entitled to draw amounts under the credit facility to finance working capital and capital expenditures and for other general corporate purposes.

      Our borrowings under our credit facility are secured by a first priority perfected security interest in the capital stock and other equity interests of each direct and indirect subsidiary of Republic Holdings, other than 2011448 Ontario Limited, which collateral also secures our senior secured notes on an equal and ratable basis, and all presently owned and subsequently acquired inventory, accounts, intellectual property and related assets of Republic and the guarantors (other than Republic Holdings) and the real estate and fixed assets comprising, and the intellectual property relating to, our Canton, Ohio Caster and Continuing Rolling Facility ("Canton CR(TM)"). The obligations under the credit facility are secured and are unconditionally and irrevocably guaranteed jointly and severally by Republic Holdings and each of Republic's subsidiaries other than 2011448 Ontario Limited. Republic Holdings' guarantee is limited in recourse to all of our membership interests owned by Republic Holdings, which have been pledged to secure the guarantee.

      Borrowings under the credit facility bear interest, at our option, at either a base rate equal to the higher of the "prime rate" announced from time to time by Fleet National Bank at its office in Boston, Massachusetts or the weighted average of rates on overnight federal funds transactions with members of the Federal Reserve System arranged by federal funds brokers, plus the applicable margin; or a Eurodollar rate on deposits for one, two, three or six month periods, plus the applicable margin. The applicable margin on base rate loans initially is 1.25% and on Eurodollar loans is 3.00%. The applicable margin on base rate and Eurodollar loans may be reduced to as low as 0.25% and 2.00%, respectively, if we achieve specified reduced leverage ratios. As of December 31, 2002, borrowings under the credit facility are accruing interest at the rate of 5.50% per year for base rate loans and 4.41% per year for Eurodollar loans.

      Our credit facility contains negative covenants and provisions that restrict, among other things, our ability to incur additional indebtedness or guarantee the obligations of others, grant liens, make investments, pay dividends, repurchase stock or make other forms of restricted payments, merge, consolidate and acquire assets or stock, engage in sale and leaseback transactions or dispose of assets, make capital expenditures in excess of specified annual amounts, engage in transactions with our affiliates, and prepay or amend our senior secured notes. The credit facility also requires us and our subsidiaries to meet financial covenants and ratios, particularly a minimum fixed charge coverage ratio based on operating cash flow to total debt service to be tested quarterly commencing on March 31, 2004.

      We issued $80.0 million aggregate principal amount of our notes to Republic Technologies as partial consideration for the assets acquired. Republic Technologies directed our company to issue the notes to the Republic Liquidating Trust, a trust established by Republic Technologies for the benefit of the holders of Republic Technologies' 13 3/4% senior secured notes.

      Our notes require quarterly interest payments on March 31, June 30, September 30 and December 31 of each year. The indenture governing the notes requires us to redeem the notes with certain proceeds from asset sales of any collateral that secures the notes and contains significant affirmative and negative covenants including separate provisions imposing restrictions on additional borrowings, certain investments, certain payments, sale or disposal of assets, payment of dividends and change of control provisions, in each case, subject to certain exceptions. The notes are secured, subject to exceptions and limitations, by (1) a first priority lien on, and security interest in, substantially all of the existing assets of Republic and its subsidiaries other than the Canton CR(TM) facility, inventory, accounts receivable and intellectual property and related assets, and (2) a first priority interest in the capital stock and other equity interests of each direct and indirect subsidiary of Republic Holdings, other than 2011448 Ontario Limited. Our obligations under the notes are unconditionally and fully guaranteed jointly and severally on a senior secured basis by Republic Holdings and each direct and indirect subsidiary of Republic Holdings other than 2011448 Ontario Limited.

Tax Distributions

      Republic is a limited liability company treated as a partnership for income tax purposes and, accordingly, is not an income tax-paying entity. Republic Holdings is also a limited liability company and therefore is also not an income tax-paying entity. Pursuant to the amended and restated limited liability company agreement of Republic Holdings, we are required to make cash distributions to our members to the extent necessary to satisfy tax obligations regarding their investment in our company. To the extent that Republic Holdings is required to make tax distributions to its members, Republic will be required to make equivalent cash distributions to its parent company, Republic Holdings.

NEW ACCOUNTING PRONOUNCEMENTS

      In June 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". ("SFAS No. 142") SFAS No. 142 eliminates the amortization of goodwill and certain intangible assets upon adoption and also requires an initial goodwill impairment assessment in the year of adoption and annual impairment tests thereafter. Republic Technologies adopted this accounting standard effective January 1, 2002 and has reported accordingly for the consolidated financial statements included herein.

      In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which requires recognition of the fair value of liabilities associated with the retirement of long-lived assets when a legal obligation to incur such costs arises as a result of the acquisition, construction, development and/or the normal operation of a long-lived asset. Upon recognition of the liability, a corresponding asset is recorded and depreciated over the remaining life of the long-lived asset. SFAS No. 143 defines a legal obligation as one that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. SFAS No. 143 is effective for fiscal years beginning after December 15, 2002. The Company anticipates an immaterial impact, if any, of SFAS No. 143 on its financial statements.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposals of Long-Lived Assets". This statement establishes a single accounting model for long-lived assets to be disposed of by sale and provides additional implementation guidance for assets to be held and used and assets to be disposed of other than by sale. There was no financial statement implication related to the adoption of this Statement by Republic Technologies effective January 1, 2002.

      In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities. The scope of SFAS No. 146 includes (1) costs to terminate contracts that are not capital leases; (2) costs to consolidate facilities or relocate employees; and (3) termination benefits provided to employees who are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. The provisions of this Statement will be effective for exit or disposal activities initiated after December 31, 2002, with early application encouraged. The Company anticipates an immaterial impact, if any, of SFAS No. 146 on its financial statements.

COMMITMENTS AND CONTINGENCIES

      The Company, in the ordinary course of business, is the subject of or party to various pending or threatened legal and environmental actions. The Company provides for the costs related to these matters when a loss is probable and the amount is reasonably estimable. Based on information presently known to the Company, management believes that any ultimate liability resulting from these actions will not have a material adverse affect on its consolidated financial position, results of operations or cash flows.

      In connection with the closing of the asset purchase transaction with Republic Technologies, the USWA took the position that the Company's new labor agreement did not apply to the unionized employees of Canadian Drawn Steel. In light of the USWA's position and rather than delay consummation of the entire transaction, the parties negotiated the first amendment to the Asset Purchase Agreement which among various other matters, included the inventory and receivables of Canadian Drawn Steel in the assets the Company acquired and gave the Company a one-year option to purchase the other assets of Canadian Drawn Steel for nominal additional consideration, without adjustment to the overall purchase price. Under the option, if the business of Canadian Drawn Steel is sold to a third party, Republic Technologies will pay the net proceeds of that sale to the Company.

      On August 30, 2002, the USWA filed a motion with the Bankruptcy Court seeking to compel the sale to the Company of substantially all of the assets of Canadian Drawn Steel. On September 17, 2002, the Company and Republic Technologies filed separate objections to the USWA's motion, asserting, among other things, that the USWA had breached the agreement with Republic Technologies with respect to the unionized employees of Canadian Drawn Steel and was attempting to force the Company to assume additional liabilities for legacy costs which the Company did not agree to assume under the Asset Purchase Agreement. In addition, Republic Technologies asserted various procedural defenses against the USWA and the Company objected to several of the factual assumptions underlying the USWA's proposed orders.

      The USWA withdrew its motion described above and on October 21, 2002 filed a complaint with the Bankruptcy Court seeking similar relief as in the motion. The complaint alleged, among other things, that because we did not purchase substantially all of the assets of Canadian Drawn Steel, (i) Republic Technologies breached a shutdown agreement with the USWA, (ii) the Company breached a letter agreement with the USWA, (iii) the Company breached the Asset Purchase Agreement and (iv) the Company and Republic Technologies violated an order of the Bankruptcy Court which approved the sale of assets by Republic Technologies to the Company. In the complaint, the USWA requested the Bankruptcy Court to compel the sale to the Company of substantially all of the assets of Canadian Drawn Steel. On December 4, 2002, the Company and Republic Technologies filed separate answers to the USWA's complaint in which the Company and Republic Technologies denied the principal allegations of the USWA and asserted various defenses and counterclaims. The Company expects to vigorously pursue this litigation.

      The following table summarizes our contractual obligations at December 31, 2002, and the effect of such obligations are expected to have on our liquidity and cash flow in future periods.

                                                                     2004          2006
                                                                   THROUGH       THROUGH
                                         TOTAL         2003          2005          2007       BEYOND 2007
                                         -----         ----          ----          ----       -----------
Revolving credit facility (a) ...      $268,378      $268,378            --            --            --
Long-term debt (a) ..............        80,000            --            --            --      $ 80,000
Operating leases (b) ............        24,496         9,334      $  9,658      $  3,835         1,669
Transition services agreement (c)         1,000         1,000            --            --            --
                                       --------      --------      --------      --------      --------
Total contractual obligations ...      $373,874      $278,712      $  9,658      $  3,835      $ 81,669
                                       ========      ========      ========      ========      ========

      (a)   See Note 8 to the Consolidated Financial Statements.

      (b) Includes various lease agreements necessary for maintaining operations.

      (c)   See Note 1 to the Consolidated Financial Statements.

FORWARD LOOKING STATEMENTS

      All statements other than statements of historical fact included in this report, including statements under "Business," "Legal Proceedings," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures About Market Risk," regarding our future financial position, results of operations, business strategy, budgets, projected costs and plans and objectives for future operations, are forward-looking statements. In addition, these forward-looking statements generally can be identified by the use of forward-looking terms such as "may," "will," "expect," "intend," "estimate," "anticipate," "foresee," "project," "plan" or "believe" or the negative of these words or variations on these words or similar phrases. We have based these forward-looking statements on our current assumptions, expectations and projections about future events, which are subject to risks and uncertainties. We caution you that a variety of factors could cause business conditions and results to differ materially from what is contained in the forward-looking statements, including the following:

      - We are a new enterprise, and the financial information regarding our predecessor's business may be limited and may not be fully comparable.

      - If we do not achieve the operating synergies and cost savings that we expect from our business plan, we may not be able to service our debt.

      - Delays and disruptions in the implementation of our business plan will reduce cash flow and may harm customer relationships.

      - If we are unable to obtain or maintain quality certifications for our facilities, we may loss existing customers and be hampered in our efforts to attract new customers.

      - We operate only in the steel industry, and we are substantially dependent upon the automotive industry; both these industries are cyclical in nature, and continue to be adversely affected by general economic conditions, weak demand, foreign competition, lack of consumer confidence and other factors beyond our control.

      - The continued operation of our Lackawanna, New York facility depends upon our ability to finalize an agreement continuing a complex interrelationship of shared systems, equipment and rights.

      - Our environmental compliance costs could be greater than presently anticipated.

      - Raw materials and energy costs continue to be volatile, and higher costs often cannot be recaptured through price surcharges to our customers.

      - Our credit facility and indenture impose significant operating and financial restrictions.

      Ownership of our notes is subject to risks relating to our ability to service our debt, possibly inadequate collateral and priority in any bankruptcy, lack of liquidity and other risks discussed herein.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Our interest expense is sensitive to changes in the general level of interest rates in the United States. At December 31, 2002, we had $80.0 million aggregate principal amount of the notes outstanding and $268.4 million outstanding under our credit facility. Our notes bear interest at a fixed rate of 10% per year, but the interest rate on additional borrowings under our credit facility may vary. As a result, our primary exposure to market risk for changes in interest rates relates to our credit facility. Borrowings under the credit facility bear interest, at our option, at either (1) a base rate equal to the higher of the "prime rate" announced from time to time by Fleet National Bank at its office in Boston, Massachusetts or the weighted average of rates on overnight federal funds transactions with members of the Federal Reserve System arranged by federal funds brokers, plus the applicable margin; or (2) a Eurodollar rate on deposits for one, two, three or six month periods, plus the applicable margin. As of December 31, 2002, borrowings under the credit facility are accruing interest at the rate of 5.50% per year for base rate loans and 4.41% per year for Eurodollar loans. If the average interest rate for our borrowings under the credit facility were to increase by 100 basis points, our interest expense on average borrowings of $278.8 million would increase by approximately $2.8 million and reduce our net earnings, if any.

      Almost all of our transactions are denominated in U.S. dollars, and, as a result, we do not have material exposure to currency exchange-rate risks.

      We do not currently engage in any interest rate, foreign currency exchange rate or commodity price hedging transactions, although we may do so in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The response to this item is submitted in a separate section of this report following the signature page.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There were no disagreements with the Company's accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the Company's accountants, would have caused it to make reference to such disagreement in connection with its report.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Republic Holdings is a limited liability company which manages Republic, its wholly-owned subsidiary. The board of managers of Republic Holdings directs the management of Republic and the day-to-day operation of Republic is managed by officers who are appointed by the board of managers of Republic Holdings. The following table sets forth the name, position and age of each of the managers and executive officers of Republic Holdings and Republic and each of the directors and executive officers of Blue Steel Capital, Inc. as of March 14, 2003. N&T Railway, a limited liability company, has no directors or officers and is managed by Republic, its sole member.

NAME                    POSITION                                                      AGE
----                    --------                                                      ---
Joseph F. Lapinsky      President and Chief Executive Officer of Republic, Republic   53
                         Holdings and Blue Steel Capital and Managing Director of
                        Republic Holdings
John G. Asimou          Executive Vice President, Technology and Quality              57
                        Assurance of Republic
James T. Thielens, Jr.  Vice President, Marketing of Republic                         44
Charles T. Cochran      Vice President, Sales of Republic                             48
Noel J. Huettich        Vice President, Hot-Roll Bar Operations of Republic           57
Joseph Kaczka           Chief Financial Officer, Vice President, Finance and          55
                        Controller, and Secretary of Republic, Republic Holdings
                        and Blue Steel Capital
James T. Kuntz          Vice President and General Manager, Lorain Operations and     64
                        Corporate Transportation of Republic
John B. George          Vice President, Purchasing and Integrated Supply Chain        56
                        Management of Republic
John Willoughby         Vice President, Human Resources of Republic                   55
Eugene J. Keilin        Managing Director of Republic Holdings                        60
Michael G. Psaros       Chairman of the Board of Managers and                         35
                        Managing Director of Republic Holdings and director of
                        Blue Steel Capital
David Shapiro           Managing Director of Republic Holdings                        40
Stephen Presser         Managing Director of Republic Holdings and director of        43
                         Blue Steel Capital
Philip A. Arra, Jr.     Managing Director of Republic Holdings and director of        32
                        Blue Steel Capital
Kelby Hagar             Managing Director of Republic Holdings and director of        32
                        Blue Steel Capital
Lynn Williams           Managing Director of Republic Holdings                        78

      Joseph F. Lapinsky has over 29 years of experience in the steel industry. Mr. Lapinsky joined our company in August 2002 and currently serves as President and Chief Executive Officer of Republic, Republic Holdings and Blue Steel Capital and as a managing director of Republic Holdings. Prior to joining our company, Mr. Lapinsky held several positions at Republic Technologies and its predecessors. He became President and Chief Operating Officer of Bar Technologies Inc. and Republic Engineered Steels, Inc. in October 1998. Mr. Lapinsky also became a director of Republic Engineered Steels, Inc. at that time. Mr. Lapinsky became Chief Executive Officer and a director of Republic Technologies International Holdings, LLC in February 2000. Mr. Lapinsky served as a corporate Vice President and President of Republic Engineered Steels's Hot-Rolled Bar Division from January 1997 to September 1998. Prior to that time he served as General Manager of Republic Engineered Steels, Inc.'s hot-rolled bar operations from September 1995 to January 1997. Prior to that time he was Executive Vice President of Autumn Industries, Inc. from September 1991 to September 1995 and Executive Vice President of CSC Industries, Inc. from December 1987 to September 1991. Mr. Lapinsky was a director and executive officer of Republic Technologies at the time Republic Technologies, its immediate parent company and certain of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code.

      John G. Asimou has over 34 years of experience in the steel industry. Mr. Asimou joined our company in August 2002 and currently serves as Executive Vice President, Technology and Quality Assurance of Republic. Prior to joining our company, Mr. Asimou held several positions at Republic Technologies and its predecessors. Mr. Asimou joined Republic Technologies in August 1999 and served as Executive Vice President and General Manager - Cold-Finished Operations. In October 1996 joined Bar Technologies Inc. and served as Executive Vice President of Technology and Development until September 1998. Mr. Asimou served as Executive Vice President and General Manager, Cold-Finished Bar Division of Republic Engineered Steels from October 1998 to August 1999. From 1993 to 1996, Mr. Asimou was Vice President - Quality & Technology for Birmingham Steel Corporation. From 1986 to 1993, Mr. Asimou served as General Manager - Quality and Technology of American Steel & Wire Corporation. From 1984 to 1986, Mr. Asimou was Metallurgical Service Engineer for Bethlehem Steel Corporation. From 1968 to 1984, Mr. Asimou served in various SBQ bar and rod assignments for United States Steel Corporation, a fully integrated steel producer. Mr. Asimou was an executive officer of Republic Technologies at the time Republic Technologies, its immediate parent company and certain of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code.

      James T. Thielens, Jr. has over 22 years of experience in the steel industry. Mr. Thielens joined our company in August 2002 and currently serves as Vice President, Marketing of Republic. Mr. Thielens had been employed by Republic Technologies prior to joining our company. Mr. Thielens joined Republic Technologies in 1989 and served as Vice President, Marketing. Mr. Thielens served as Vice President, Commercial Hot-Rolled Bar Division from October 1998 to February 2001, and Vice President, Sales and Marketing, of Republic Engineered Steels's Hot-Rolled Bar Division from March 1997 until September 1998. He served as General Manager of Marketing for Republic Engineered Steels from March 1995 to March 1997 and as a Regional Sales Manager of Republic Engineered Steels's Bar Products Division from April 1994 to March 1995. Prior to that time he held various sales and marketing positions at Republic Engineered Steels since its formation in 1989. Mr. Thielens was an executive officer of Republic Technologies at the time Republic Technologies, its immediate parent company and certain of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code.

      Charles T. Cochran has over 24 years of experience in the steel industry. Mr. Cochran joined our company in August 2002 and currently serves as Vice President, Sales of Republic. Mr. Cochran had been employed by Republic Technologies prior to joining our company. Mr. Cochran joined Republic Technologies in August 1999 and served as Vice President, Commercial, Cold-Finished until February 2001 at which time he was promoted to Vice President Sales. He served as Vice President, Commercial, Cold-Finished Bar Division for Bar Technologies Inc. and Republic Engineered Steels from October 1998 to August 1999. Mr. Cochran served as Vice President, Sales and Marketing, of Republic Engineered Steels's Cold-Finished Bar Division from January 1997 to September 1998. He served as Vice President, Sales and Marketing of Republic Engineered Steels's Bar Products Division from January 1995 to January 1997. From May 1994 to January 1995 he was Republic Engineered Steels's General Manager, Cold-Finished Bar Division. Prior to that time he held various regional sales positions at Republic Engineered Steels since its formation in 1989. Mr. Cochran was an executive officer of Republic Technologies at the time Republic Technologies, its immediate parent company and certain of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code.

      Noel J. Huettich has over 32 years of experience in the steel industry. Mr. Huettich joined our company in August 2002 and currently serves as Vice President, Hot-Roll Bar Operations of Republic. Mr. Huettich had been employed by Republic Technologies prior to joining our company. He became Vice President, Hot-Rolled Bar Operations for Republic Technologies in November 2000. Prior to this appointment, Mr. Huettich was the general manager for the Lorain plant, after having served as manager for both the Canton and Massillon facilities. In his 29 years at Republic Engineered Steels Mr. Huettich has held positions of increasing responsibility including manager of process metallurgy, manager of the Canton No. 4 melt shop and manager of the Canton Bloom Cast facility, where he was part of the successful start-up. Mr. Huettich was an executive officer of Republic Technologies at the time Republic Technologies, its immediate parent company and certain of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code.

      Joseph Kaczka joined our company in August 2002 and currently serves as Chief Financial officer, Vice President, Finance and Controller, and Secretary of Republic, Republic Holdings and Blue Steel Capital. Mr. Kaczka had been employed by Republic Technologies prior to joining our company. He became Vice President of Finance and Controller for Republic Technologies International, LLC in September 1999. Mr. Kaczka joined Republic Technologies after 32 years of service with USS/Kobe Steel Company and its predecessor companies. He most recently served as Treasurer and Controller for USS/Kobe Steel Company, which he had held since 1997. From 1995 through 1997, Mr. Kaczka held the position of Treasurer for USS/Kobe Steel Company and from 1989 through 1995 he served as Controller for USS/Kobe Steel Company. Prior to 1989, he held various positions at USX Corporation locations in Pennsylvania, Alabama and Ohio. Mr. Kaczka was an executive officer of Republic Technologies at the time Republic Technologies, its immediate parent company and certain of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code.

      James T. Kuntz joined our company in August 2002 and currently serves Vice President and General Manager, Lorain Operations and Corporate Transportation of Republic. Mr. Kuntz had been employed by Republic Technologies prior to joining our company. He was named Vice President and General Manager, Lorain Operations and Corporate Transportation of Republic in January 2003. Mr. Kuntz previously served as Vice President, Purchasing and Supply Chain Management at Republic Technologies. Prior to joining Republic, Mr. Kuntz was Vice President of Global Indirect Purchasing at the former TRW, Inc. in Lyndhurst, Ohio, a global technology, manufacturing and service company. Prior to that, Mr. Kuntz served in purchasing management positions at AMTRAN in Conway, Arkansas, and Southwest Mobile Systems in West Plains, Missouri.

      John B. George has over 33 years of experience in the steel industry. Mr. George joined our company in August 2002 and currently serves as Vice President, Purchasing and Integrated Supply Chain Management of Republic. Mr. George had been employed by Republic Technologies and its predecessors prior to joining our company. He became Vice President of Finance and Treasurer for Bar Technologies Inc. and Republic Engineered Steels in October 1998. He was also appointed Secretary in December 1998. Prior to joining Republic Technologies, Mr. George previously served as Treasurer of Republic Engineered Steels, since April 1991. From November 1989 to April 1991, he was Assistant Treasurer for Republic Engineered Steels. Mr. George was an executive officer of Republic Technologies at the time Republic Technologies, its immediate parent company and certain of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code.

      John Willoughby joined our company in August 2002 and currently serves as Vice President, Human Resources of Republic. He joined Republic Technologies in June 2000 and served as Vice President, Human Resources. Mr. Willoughby was most recently Vice President of Human Resources at RHI Refractories America, a Pittsburgh-based company. Mr. Willoughby was also Chief Human Resources and Communications Executive at North American Refractories for more than two years. Previously, Mr. Willoughby had spent nearly 20 years at Republic Engineered Steels's predecessor companies. He was General Supervisor of Labor Relations for six years at Republic Engineered Steels, and served in Labor Relations and Public Affairs positions with LTV Steel Company's bar group and with Republic Steel Corporation's Cleveland headquarters. Mr. Willoughby was an executive officer of Republic Technologies at the time Republic Technologies, its immediate parent company and certain of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code.

      Eugene J. Keilin was appointed as a managing director of Republic in August 2002 and was appointed as a managing director of Republic Holdings in January 2003. Mr. Keilin co-founded KPS Special Situations Fund, L.P. a Delaware limited partnership ("KPS"), a private equity fund focused on constructive investing in restructurings, turnarounds and other special situations, in 1998, and Keilin & Co. LLC, an investment banking firm specializing in providing financial advisory services in connection with mergers, acquisitions and turnaround situations, in 1990. Mr. Keilin serves on the board of directors of several companies, including Blue Ridge Paper Products Inc., a manufacturer of envelope grade paper and board used in liquid packaging ("Blue Ridge"); Blue Heron Paper Company, a manufacturer of newsprint and groundwood paper products ("Blue Heron"); DeVlieg Bullard II, Inc., a machine tool manufacturer ("DeVlieg"); United Road Services Inc., a public company and leading national provider of a broad array of motor vehicle transport, towing and recovery services ("United Road Services"); Curtis Papers, Inc, a producer of specialty and premium papers ("Curtis"); Genesis Worldwide II, Inc., a capital goods manufacturer servicing all segments of the metals industry ("Genesis"); and New Flyer Industries, Ltd., a maker of transit buses ("New Flyer"). Mr. Keilin previously served on the board of directors of Weirton Steel Corporation. Prior to founding KPS and co-founding Keilin & Co., Mr. Keilin was a General Partner of Lazard Freres & Co.

      Michael G. Psaros was appointed as a managing director of Republic and a director of Blue Steel Capital in July 2002 and was appointed Chairman of the Board of Managers of

Republic in October 2002. Mr. Psaros was appointed as a managing director and Chairman of the Board of Republic Holdings in January 2003 in connection with the restructuring. Mr. Psaros is a founding and Managing Principal of KPS. Mr. Psaros serves on the Board of Directors of the following KPS portfolio companies: Blue Ridge, Blue Heron, DeVlieg, United Road Services, Curtis, Genesis and New Flyer. Mr. Psaros is also a Managing Principal of Keilin & Co., which he joined in 1991. Prior to joining Keilin & Co., Mr. Psaros was an investment banker with Bear, Stearns & Co., Inc.

      David Shapiro was appointed as a managing director of Republic in August 2002 and was appointed as a managing director of Republic Holdings in January 2003 in connection with the restructuring. Mr. Shapiro co-founded KPS and is currently a Managing Principal of KPS and Keilin & Co. Mr. Shapiro joined Keilin & Co. in 1991. Mr. Shapiro serves on the board of directors of the following KPS portfolio companies: Blue Ridge, Blue Heron, DeVlieg, United Road Services, Curtis, Genesis and New Flyer. Prior to joining Keilin & Co., Mr. Shapiro was an investment banker with Drexel Burnham Lambert and Dean Witter Reynolds.

      Stephen Presser was appointed as a managing director of Republic and a director of Blue Steel Capital in July 2002 and was appointed as a managing director of Republic Holdings in January 2003 in connection with the restructuring. Mr. Presser joined KPS and Keilin & Co. in 1998 and is currently a Principal of KPS and Keilin & Co. Mr. Presser serves on the board of directors of the following KPS portfolio companies: Blue Ridge, Blue Heron, DeVlieg and United Road Services. Prior to joining KPS and Keilin & Co., Mr. Presser was a partner in the law firm of Cohen, Weiss and Simon of New York.

      Philip A. Arra, Jr. was appointed as a managing director of Republic and a director of Blue Steel Capital in July 2002 and was appointed as a managing director of Republic Holdings in January 2003 in connection with the restructuring. Since 2001, Mr. Arra has been employed as a Vice President by Hunt Investment Group, L.P., a private equity investment group. Prior to joining Hunt, Mr. Arra worked in J.P. Morgan & Co.'s Mergers and Acquisitions, Consumer Products and Financial Sponsors practices from June 1999. In addition, Mr. Arra worked in the Acquisitions Group of KSL Fairways, a leveraged build-up in the recreation industry sponsored by Kohlberg Kravis Roberts & Co. from March 1995 through July 1997.

      Kelby Hagar was appointed as a managing director of Republic and a director of Blue Steel Capital in July 2002 and was appointed as a managing director of Republic Holdings in January 2003 in connection with the restructuring. Since 2001, Mr. Hagar has been employed as a Vice President by Hunt Investment Group, L.P. Prior to joining Hunt, Mr. Hagar founded GroceryWorks.com, Inc., a vertically integrated online home grocery business. Mr. Hagar served as the President of GroceryWorks from its founding in 1999 until the purchase of GroceryWorks by Safeway, Inc. and Tesco, plc. in 2001. From 1995 to 1999, Mr. Hagar served as an attorney with Gibson, Dunn & Crutcher, LLP's Corporate and Taxation sections.

      Lynn Williams was appointed as a managing director of Republic in August 2002 and was appointed as a managing director of Republic Holdings in January 2003 in connection with the restructuring. Mr. Williams has been retired since 1994. From 1983 until his retirement, Mr. Williams served as President of the United Steelworkers of America. Mr. Williams was a director of Republic Technologies at the time Republic Technologies, its immediate parent company and certain of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code.

COMPOSITION OF BOARD OF MANAGERS

      Republic Holdings' Amended and Restated Limited Liability Company Agreement provides that the board of managers will consist of nine individuals appointed from time to time as follows. Blue Bar Holdings, L.P., a Delaware limited partnership and the sole member of Republic Holdings, or any transferee of more than 50% of Blue Bar Holdings' membership interest in Republic Holdings, is entitled to designate and appoint six managing directors and to remove and replace such individuals at any time and from time to time, with or without cause. The USWA is entitled to designate and appoint one managing director and to remove and replace such individual at any time and from time to time, with or without cause. The person serving as chief executive officer of Republic Holdings, currently Mr. Lapinsky, will serve as a managing director for so long as he or she serves as the chief executive officer of Republic Holdings or until removed by the board of managers, with or without cause, or until his or her resignation or death. The board of managers will from time to time designate a duly appointed officer of our company in addition to the chief executive officer to serve as a managing director, and such officer shall serve as a managing director until removed by the board of managers, with or without cause, or until his or her resignation or death.

      The managing directors of Republic Holdings, which is a Delaware limited liability company, are elected in a different manner than the directors of a Delaware corporation, a more common form of business entity. In general, directors of a Delaware corporation are elected by its shareholders, typically at an annual meeting. Nominees for director are typically designated by the then constituted board of directors of the corporation and shareholders are asked to vote on whether each nominee should be elected as a director. By contrast, the selection of managing directors of Republic Holdings is governed by its Amended and Restated Limited Liability Company Agreement, one of its governing documents. That agreement, as noted above, provides for a board of nine managing directors, of which six are designated by Blue Bar Holdings, one is designated by the USWA, one is the chief executive officer of Republic Holdings and one is an officer chosen by the chief executive officer. The agreement does not provide for a meeting of equity holders or a vote of equity holders on the selection of managing directors.

COMMITTEES OF BOARD OF MANAGERS

      The board of managers of Republic Holdings is authorized to delegate authority to committees. The entire board of managers will perform the functions of an audit committee until such time as an audit committee is established. None of our executive officers has served as a member of the compensation committee, a similar committee or the board of directors of another entity, one of whose executive officers served on our board of managers.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

      The following table sets forth compensation information for the chief executive officer of Republic Holdings and each of the four other most highly compensated executive officers of Republic Holdings and our wholly-owned subsidiaries, Republic, Blue Steel Capital and N&T Railway, for the fiscal year ended December 31, 2002.

                           SUMMARY COMPENSATION TABLE

                                                                                            ALL OTHER
           NAME AND PRINCIPAL POSITION                YEAR     SALARY(a)       BONUS     COMPENSATION(b)
           ---------------------------                ----     ---------       -----     ---------------
Joseph F. Lapinsky
     President and Chief Executive Officer of
     Republic Holdings, Republic and Blue Steel
     Capital                                          2002      $575,000      $ 56,250      $  4,862

John G. Asimou
     Executive Vice President,
     Technology and Quality Assurance of Republic     2002      $236,250      $     --      $     --

Noel J. Huettich
     Vice President, Hot-Bar Roll Operations of
     Republic                                         2002      $213,370      $     --      $     --

Joseph A. Kaczka
     Chief Financial Officer, Vice President,
     Finance and Controller of Republic Holdings,
     Republic and Blue Steel Capital                  2002      $180,000      $     --      $     --

James T. Kuntz
     Vice President, Purchasing and Material
     Management of Republic                           2002      $180,000      $     --      $     --

----------
(a) The salaries for Messrs. Lapinsky, Asimou, Huettich, Kaczka and Kuntz are shown on an annualized basis. Because we did not commence operations until August 16, 2002, the actual salaries for these officers for the period ended December 31, 2002 were as follows: Mr. Lapinsky - $215,625; Mr. Asimou - $88,594; Mr. Huettich - $78,972; Mr. Kaczka - $66,667; and Mr.
      Kuntz - $67,500.

(b) The amount set forth in this column for Mr. Lapinsky primarily includes a lease of an automobile and spousal travel fees.

      The following table sets forth compensation information for our predecessor's chief executive officer and each of its four most highly compensated executive officers for the fiscal years ended December 31, 2001 and 2000.

                       SUMMARY COMPENSATION OF PREDECESSOR

                                                                        ALL OTHER
     NAME AND PRINCIPAL POSITION        YEAR    SALARY     BONUS     COMPENSATION (b)
     ---------------------------        ----    ------     -----     ----------------
Joseph F. Lapinsky                      2001   $460,755   $375,000           $ 98,500
Chief Executive Officer, President &    2000   $394,145   $125,000           $ 29,023
 Chief Operating Officer (a)

Thomas N. Tyrrell                       2001        N/A   $150,000           $101,000
Former Chief Executive Officer (a)      2000   $ 66,667   $187,500           $735,448

John G. Asimou                          2001   $212,625   $ 75,000           $ 28,011
Executive Vice President and General    2000   $225,346   $ 93,750           $  3,619
Manager, Cold-Finished Bar Division

Noel J. Huettich                        2001   $149,370   $ 20,000           $ 31,255
Vice President, Vice President, Hot-    2000   $132,140         --           $  6,921
Rolled Bar Operations

Stephen Graham                          2001   $176,926   $ 75,000           $ 57,976
Former Executive Vice President &       2000   $230,000   $ 20,000           $ 33,431
Chief Financial Officer (a)

Charles T. Cochran                      2001   $157,056   $ 25,000           $ 11,520
Vice President, Commercial Cold-        2000   $160,246   $ 31,250           $ 10,341
Finished

(a) Mr. Tyrrell resigned from the Predecessor in February 2000. Mr. Lapinsky was named Chief Executive Officer at that time. Mr. Graham joined the Predecessor in February 2000, and resigned from the Predecessor in October 2001.

(b) The amounts set forth in this column for Messrs. Lapinsky, Asimou, Huettich, Graham, and Cochran primarily include amounts of annual premiums paid by the Predecessor under group term life insurance for such officers. The life insurance carried a maximum value of four times base salary for Mr. Lapinsky (beginning in 2000), and two times base salary for each other officer, and has no cash surrender value. This column also includes relocation costs for Mr. Graham who joined the Predecessor in 2000 and severance dollars received by Mr. Tyrrell who resigned from the Predecessor in February 2000.

EMPLOYMENT AGREEMENTS

      We entered into an employment agreement with Mr. Lapinsky which became effective as of August 16, 2002. This agreement will continue in effect until December 31, 2004, unless either Mr. Lapinsky or our company gives the other party written notice of termination on or before September 30th of any given year during such term. If no such notice is given, the agreement automatically extends for an additional 12-month period ending December 31. Mr. Lapinsky's annual base salary is initially, and will not be less than, $575,000, subject to annual increases as determined by our board of managers. Mr. Lapinsky is also entitled to receive an annual bonus of not less than $150,000. Mr. Lapinsky's employment agreement also entitles him to receive, subject to a vesting schedule, an equity appreciation interest with respect to 4.5% of Republic's equity, fully diluted as of August 16, 2002. Mr. Lapinsky's employment agreement will be amended to provide that he will receive equity in Republic Holdings rather than Republic.

      During Mr. Lapinsky's employment, our company will provide Mr. Lapinsky with: term life insurance in an amount equal to four times his base salary; payment of fees at one social, dining, athletic or country club that the board of managers has approved for use by Mr. Lapinsky for priority business entertainment purposes; the right to participate in our 401(k) plan; long-term disability coverage providing a monthly benefit of $22,500; a $1,000 annual allowance for tax return preparation expenses; a one-time $1,000 allowance for legal fees incurred in reviewing Mr. Lapinsky's employment agreement; and a two year renewable automobile lease. Our company will also reimburse Mr. Lapinsky for all reasonable expenses incurred by Mr. Lapinsky in carrying out his duties.

      Our company or Mr. Lapinsky may terminate Mr. Lapinsky's employment at any time for any reason by written notice. If Mr. Lapinsky's employment is terminated (i) by our company for any reason other than cause, disability or death or (ii) by Mr. Lapinsky for good reason, our company will continue to pay Mr. Lapinsky's base salary for the remainder of the term of employment. In addition, Mr. Lapinsky will, during the period that he continues to be compensated, continue participation and benefits under our company's health, dental, life insurance and long term disability plans. Notwithstanding anything to the contrary, Mr. Lapinsky will not be entitled to payment of his base salary and benefits for more than 36 months following any such termination.

MANAGEMENT INCENTIVE PLAN

      Under the Asset Purchase Agreement, we are obligated to adopt an equity-based incentive plan for senior management of our company. We expect that participants in the plan will receive grants of equity appreciation interests in Republic Holdings with the terms, conditions and amounts of the grants to be determined by our board of managers. The equity appreciation interests will be with respect to up to 9% of Republic Holdings' equity, fully diluted as of August 16, 2002, which includes the 4.5% equity appreciation interest we agreed to grant to Mr. Lapinsky under his employment agreement.

      Our company intends to develop a severance plan for salaried employees, which will provide severance consideration to all employees. Currently, this plan is expected to provide severance from two weeks to one year depending on a particular employee's service and position. In addition, our company plans to provide life insurance benefits similar to such benefits provided previously by Republic Technologies with any necessary modifications to comply with recent changes in the law that restrict loans to executive officers.

COMPENSATION OF MANAGING DIRECTORS

      The board of managers of Republic Holdings is authorized to fix the compensation of managing directors. The managing directors may be reimbursed for their expenses, if any, of attendance at each meeting of the board of managers and may be paid either a fixed sum for attendance at each meeting of the board of managers or a stated salary as a managing director. Members of any committees formed by the board of managers may be allowed like compensation for attending committee meetings. The board of managers has not established the compensation arrangements for its members.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Republic is a limited liability company which is managed by Republic Holdings, its sole member. Republic Holdings is a Delaware limited liability company. Except as indicated below, the following table sets forth information at January 31, 2003 as to the approximate beneficial ownership of the voting securities of Republic Holdings by: (i) owners of more than 5% of the outstanding equity, (ii) our company's named executive officers and Republic Holdings' managing directors, and (iii) all of such executive officers and managing directors as a group.

      The USWA holds one voting unit, which entitles it to appoint one managing director to Republic Holdings' board of managers for so long as it maintains its position as the collective bargaining representative for any employees of our company and its subsidiaries. The voting unit held by the USWA is not a membership interest in our company and does not entitle the union to share in the profits or losses of our company. Except as indicated in the footnotes to this table, our company believes that the persons named in the table have sole voting and investment power with respect to all equity interests shown as beneficially owned by them. Unless otherwise indicated below, the address for each of our beneficial owners is c/o Republic Engineered Products LLC, 3770 Embassy Parkway, Akron, Ohio 44333-8367.

                                                   OWNERSHIP OF REPUBLIC ENGINEERED
                                                       PRODUCTS HOLDINGS LLC
                                                 ----------------------------------
Name and Address                                 NUMBER OF UNITS   PERCENTAGE OWNED
                                                 ---------------   ----------------
Blue Bar Holdings, L.P. (1)(2) ...............       1,000              100%
      c/o Blue Steel Corporation
      200 Park Avenue
      New York, New York 10166
Joseph F. Lapinsky ...........................          --               --
Eugene J. Keilin (1)(3) ......................          --               --
David Shapiro (1)(3) .........................          --               --
Michael G. Psaros (1)(3) .....................          --               --
Stephen Presser (1)(3) .......................          --               --
Philip A. Arra, Jr. (2)(4) ...................          --               --
Kelby Hagar (2)(4) ...........................          --               --
Lynn R. Williams .............................          --               --
John G. Asimou ...............................          --               --
Noel J. Heuttich .............................          --               --
John B. George ...............................          --               --
Joseph A. Kaczka .............................          --               --
James T. Kuntz ...............................          --               --
All managing directors and named executive
officers as a group (13 persons) (1)(2) ......          --               --

(1) KPS Special Situations Fund, L.P., a Delaware limited partnership ("KPS"), together with certain of its affiliates may be deemed to beneficially own the membership interests held of record by Blue Bar Holdings, L.P. ("Blue Bar Holdings"). KPS controls Blue Steel Corporation, a Delaware corporation and the sole general partner and a limited partner of Blue Bar Holdings As of January 31, 2003, Blue Steel Corporation held an 80.8% economic interest in Blue Bar Holdings The general partner of KPS is KPS Investors, LLC, a Delaware limited liability company ("KPS Investors"). KPS Investors is controlled by Messrs. Keilin, Psaros and Shapiro, each of whom is a managing director of our company. Mr. Keilin is a principal of KPS and a member and manager of KPS Investors. Mr. Psaros is the President and a director of Blue Steel Corporation, a principal of KPS and a member and manager of KPS Investors. Mr. Shapiro is a principal of KPS and a member and manager of KPS Investors. Mr. Presser is the Treasurer and Secretary and a director of Blue Steel Corporation and a principal of KPS. Each of Messrs. Klein, Psaros, Presser, and

      Shapiro disclaim beneficial ownership of the membership interests held of record by Blue Bar Holdings

(2) Hunt Investment Group. L.P., a Delaware limited partnership ("Hunt"), together with certain of its affiliates, may be deemed to beneficially own the membership interests held of record by Blue Bar Holdings Hunt, together with its affiliates, control HIG-Steel Investors, L.P., a Delaware limited partnership and a limited partner of Blue Bar Holdings At January 31, 2003, HIG-Steel Investors held a 19.2% economic interest in Blue Bar Holdings Hunt and its affiliates may be deemed to beneficially own the membership interests held of record by Blue Bar Holdings because the limited partnership agreement of Blue Bar Holdings provides that certain extraordinary actions may not be taken without the consent of all the partners of Blue Bar Holdings See "--Control by Blue Bar Holdings and Affiliates". HIG-Steel GP, L.L.C., a Delaware limited liability company, is the general partner and a limited partner of HIG-Steel Investors, L.P. and Hunt is a limited partner of HIG-Steel Investors, L.P. Hunt is ultimately controlled by members of the Ray L. Hunt family. Philip Arra and Kelby Hagar are Vice Presidents of Hunt and each disclaims beneficial ownership of the membership interests held of record by Blue Bar Holdings

(3) The address for each of Messrs. Keilin, Psaros, Presser, and Shapiro is c/o KPS Special Situations Fund, L.P., 200 Park Avenue, New York, New York 10166.

(4) The address for each of Messrs. Arra and Hagar is c/o HIG - Steel Investors, L.P., Fountain Place, 1445 Ross at Field, Dallas, Texas 75202.

CONTROL BY BLUE BAR HOLDINGS AND AFFILIATES

      Blue Bar Holdings was formed for the purpose of investing in and acquiring a majority of the membership interests in Republic Holdings, which is the sole member of Republic. Blue Bar Holdings is governed by its limited partnership agreement, to which Blue Steel Corporation and HIG - Steel Investors, L.P. are parties. Blue Steel Corporation is the sole general partner and a limited partner of Blue Bar Holdings HIG - Steel Investors, L.P. is a limited partner of Blue Bar Holdings At January 31, 2003, Blue Steel Corporation held an approximately 81% economic interest in Blue Bar Holdings, and HIG - Steel Investors, L.P. held an approximately 19% economic interest in Blue Bar Holdings

      Pursuant to Republic Holdings' amended and restated limited liability company agreement, Blue Bar Holdings is entitled to appoint six members to Republic Holdings' board of managers. Pursuant to Blue Bar Holdings's limited partnership agreement, of those six members, four are to be appointed by Blue Steel Corporation and two are to be appointed by HIG-Steel Investors, L.P. In addition, Blue Bar Holdings's limited partnership agreement requires the approval of all partners before the membership interests in Republic Holdings held by Blue Bar Holdings are disposed of or Blue Bar Holdings or its representatives consent to Republic Holdings taking certain extraordinary actions, including the sale of all or substantially all of our company's assets.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

      Our company is party to a Management Services Agreement between Blue Bar, L.P. and Republic, pursuant to which Blue Bar, L.P. provides certain ongoing advisory and management services to Republic as requested by our company from time to time. Our company pays Blue Bar, L.P. a quarterly fee of $250,000 for such services and reimburses Blue Bar, L.P. and its affiliates for all reasonable costs and expenses incurred by them in providing such advisory and management services. Our company's obligation to make such payments will terminate upon the first to occur of (i) August 16, 2012, or (ii) the end of the fiscal year in which Blue Bar, L.P., or any of its affiliates, directly or indirectly, ceases to own any membership interests in our company. As part of the restructuring described in "Business - The Restructuring," Blue Bar, L.P. assigned to Blue Bar Holdings its interests and obligations under the Management Services Agreement.

      On August 16, 2002, we paid one-time transaction fees of $3.2 million to an affiliate of KPS and $0.8 million to an affiliate of Hunt. These transaction fees were paid out of the proceeds of the capital contribution made by Blue Bar L.P., the predecessor of Republic Holdings, to our company contemporaneously with our acquisition of assets from Republic Technologies.

      For information concerning the related party transactions of our Predecessor. See Note 16 to the consolidated financial statements appearing elsewhere in this report.

ITEM 14. CONTROLS AND PROCEDURES

      Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-K, the Company's President and Chief Executive Officer and Chief Financial Officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective in timely alerting the Company's management to material information required to be included in this Form 10-K and other filings under the Securities Exchange Act of 1934.

      There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no significant deficiencies or material weaknesses which required corrective actions.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)(1) The following consolidated financial statements of the Company and the Predecessor are included in a separate section of this report following the signature page:

                  Independent Auditors' Report

                  Republic Engineered Products Holdings LLC and Subsidiaries Consolidated Statement of Operations for the Period from August 16, 2002 to December 31, 2002 and Republic Technologies International Holdings, LLC and Subsidiaries (Debtor-in-Possession) Consolidated Statement of Changes in Net Liabilities in Liquidation (Liquidation Basis) for the Period from January 1, 2002 to August 15, 2002 and Consolidated Statements of Operations (Going Concern Basis) for the Years Ended December 31, 2001 and 2000

                  Republic Engineered Products Holdings LLC and Subsidiaries Consolidated Balance Sheet at December 31, 2002 and Republic Technologies International Holdings, LLC and Subsidiaries (Debtor-in-Possession) Consolidated Balance Sheet (Going Concern Basis) at December 31, 2001

                  Republic Engineered Products Holdings LLC and Subsidiaries Consolidated Statement of Member's Interest for the Period from August 16, 2002 to December 31, 2002 and Republic Technologies International Holdings, LLC and Subsidiaries (Debtor-in-Possession) Consolidated Statements of Members' Interest (Going Concern Basis) for the Years Ended December 31,

                  2000 and 2001 and the Consolidated Statement of Members' Interest (Liquidation Basis) for the Period from January 1, 2002 to August 15, 2002

                  Republic Engineered Products Holdings LLC and Subsidiaries Consolidated Statement of Cash Flows for the Period from August 16, 2002 to December 31, 2002 and Republic Technologies International Holdings, LLC and Subsidiaries (Debtor-in-Possession) Consolidated Statement of Cash Flows (Liquidation Basis) for the Period from January 1, 2002 to August 15, 2002 and Consolidated Statements of Cash Flows (Going Concern Basis) for the Years Ended December 31, 2001 and 2000

                  Notes to Consolidated Financial Statements

      (a)(2)      Financial Statement Schedule

                  The following consolidated financial statement schedule of the Company is included in a separate section of this report following the signature page:

                        Schedule II - Valuation and Qualifying Accounts

                  All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

      (a)(3)      Exhibits.

EXHIBIT
NUMBER                                     DESCRIPTION OF EXHIBIT
------                                     ----------------------

       3.1*       Certificate of Formation of the Company filed with the Secretary of State of the State of
                  Delaware on June 4, 2002 (together with Amendment to Certificate of Formation filed with the Secretary of State of the State of Delaware on July 26, 2002)

       3.2*       Amended and Restated Limited Liability Company Agreement of the Company by
                  Republic Engineered Products Holdings LLC

       3.3*       Certificate of Formation of Republic Holdings filed with the Secretary of State of the
                  State of Delaware on January 28, 2003

       3.4*       Amended and Restated Limited Liability Company Agreement of Republic Holdings by
                  Blue Bar Holdings, L.P.

       3.5*       Certificate of Formation of N&T Railway Company LLC filed with the Secretary of State of the State of Delaware on August 8, 2002

       3.6*       Limited Liability Company Agreement of N&T Railway Company LLC dated as of
                  August 8, 2002 by Republic Engineered Products LLC

       3.7*       Certificate of Incorporation of Blue Steel Capital Corp. filed with the Secretary of State of the State of Delaware on August 8, 2002

       3.8*       Amendment to Certificate of Incorporation of Blue Steel Capital Corp. filed with the
                  Secretary of State of the State of Delaware on August 14, 2002

       3.9*       Bylaws of Blue Steel Capital Corp.

       4.1*       Indenture dated as of August 16, 2002 by and among the Company, Blue Bar, L.P., N&T
                  Railway Company LLC, Blue Steel Capital Corp., and LaSalle Bank National Association

       4.2*       Form of 10% Senior Secured Note due 2009 (included in Exhibit 4.1)

       4.3*       Security Agreement dated as of August 16, 2002 among the Company, N&T Railway
                  Company LLC, Blue Steel Capital Corp. and Fleet Capital Corporation

       4.4*       Pledge Agreement dated as of August 16, 2002 by and among the Company, Blue Bar,
                  L.P. and Fleet Capital Corporation

       4.5*       Pledge Intercreditor Agreement dated as of August 16, 2002 between Fleet Capital
                  Corporation, LaSalle Bank National Association, the Company, Blue Bar, L.P., N&T
                  Railway Company LLC and Blue Steel Capital Corp.

       4.6*       Access Intercreditor Agreement dated as of August 16, 2002 between Fleet Capital
                  Corporation, LaSalle Bank National Association, the Company, Blue Bar, L.P., N&T
                  Railway Company LLC and Blue Steel Capital Corp.

       4.7*       Mortgage, Assignment of Leases, Security Agreement and Fixture Filing dated as of
                  August 16, 2002 made by the Company in favor of LaSalle Bank National Association relating to premises located in Lorain County, Ohio

       4.8*       Mortgage, Assignment of Leases, Security Agreement and Fixture Filing dated as of
                  August 16, 2002 made by the Company in favor of LaSalle Bank National Association relating to premises located in Lake County, Indiana

       4.9*       Amended and Restated Mortgage, Assignment of Leases, Security Agreement and Fixture
                  Filing dated as of August 16, 2002 made by the Company in favor of LaSalle Bank
                  National Association relating to premises located in Erie County, New York

      4.10*       Mortgage, Assignment of Leases, Security Agreement and Fixture Filing dated as of
                  August 16, 2002 made by the Company in favor of LaSalle Bank National Association relating to premises located in Stark County, Ohio (Massillon)

      4.11*       Mortgage, Assignment of Leases, Security Agreement and Fixture Filing dated as of
                  August 16, 2002 made by the Company in favor of LaSalle Bank National Association relating to premises located in Stark County, Ohio (Hot-Roll)

      4.12*       First Supplemental Indenture by and among the Company, N&T Railway Company LLC,
                  Blue Steel Capital Corp., Republic Holdings and LaSalle Bank National Association

      4.13*       Amendment No. 1 to Security Agreement by the Company, Republic Holdings, N&T
                  Railway LLC and LaSalle Bank National Association

      4.14*       Amendment No. 1 to Pledge Agreement by the Company, Republic Holdings and LaSalle
                  Bank National Association

      10.1*       Asset Purchase Agreement, dated as of June 7, 2002, by and among Republic Engineered
                  Products LLC (f/k/a RT Acquisition LLC), as Purchaser, and Republic Technologies
                  International, LLC, Nimishillen & Tuscarawas, LLC, Bliss & Laughlin, LLC, Republic
                  Technologies International Holdings, LLC and RTI Capital Corp., as Sellers (together with Amendment dated as of August 16, 2002)

      10.2*       Revolving Credit Agreement dated as of August 16, 2002 by and among Republic
                  Engineered Products LLC, Blue Bar, L.P., Blue Steel Capital Corp., N&T Railway
                  Company LLC, Fleet Capital Corporation, Bank of America, N.A., JP Morgan Chase
                  Bank, Foothill Capital Corporation, GE Capital CFE, Inc. and the other Lenders thereto

      10.3*       Modified Successor Labor Agreement effective as of August 16, 2002 between the
                  Company and the United Steelworkers of America

      10.4*       Open-End Mortgage, Security Agreement, Assignment of Rents, Income and Proceeds
                  dated as of August 16, 2002 from the Company to Fleet Capital Corporation in connection with the Canton Cast Roll with Melt Shop

      10.5*       Open-End Mortgage, Security Agreement, Assignment of Rents, Income and Proceeds
                  dated as of August 16, 2002 from N&T Railway Company LLC to Fleet Capital
                  Corporation in connection with the Rail Easements

      10.6*       Employment Agreement dated as of August 15, 2002 between the Company and Joseph
                  F. Lapinsky

      10.7*       Transition Services Agreement dated as of August 16, 2002 by and among Republic
                  Technologies International, LLC, Nimishillen & Tuscarawas, LLC, Republic
                  Technologies International Holdings, LLC, Bliss & Laughlin, LLC, the Company and The
                  Bank of New York

      10.8*       Management Services Agreement dated as of August 16, 2002 between Blue Bar, L.P.
                  and the Company

      10.9*       Patent Collateral Assignment and Security Agreement dated as of August 16, 2002 between the Company and Fleet Capital Corporation

      10.10*      Trademark Collateral Assignment Agreement dated as of August 16, 2002 between the
                  Company and Fleet Capital Corporation

      10.11*      Coke Supply Agreement dated as of August 16, 2002 by and between the Company and
                  United States Steel Corporation (Portions of this exhibit have been omitted pursuant to a confidential treatment request submitted under C.F.R. Sections 200.80(b)(4), 200.83 and
                  230.406)

      10.12*      Pellet Supply Agreement dated as of August 16, 2002 by and between the Company and
                  United States Steel Corporation (Portions of this exhibit have been omitted pursuant to a confidential treatment request submitted under C.F.R. Sections 200.80(b)(4), 200.83 and
                  230.406)

      10.13*      Rounds Supply Agreement dated as of August 16, 2002 among the Company, Lorain Pipe
                  Mills and United States Steel Corporation (Portions of this exhibit have been omitted pursuant to a confidential treatment request submitted under C.F.R. Sections 200.80(b)(4),
                  200.83 and 230.406)

      21.1*       Subsidiaries of the Registrant

       99.1       Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of
                  the Sarbanes-Oxley Act of 2002 for Joseph F. Lapinsky, Chief Executive Officer and
                  Managing Director of Republic Engineered Products LLC

       99.2       Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of
                  the Sarbanes-Oxley Act of 2002 for Joseph A. Kaczka, Chief Financial Officer, Vice
                  President, Finance and Controller and Treasurer of Republic Engineered Products LLC

(*) Filed as an exhibit to the Registration Statement on Form S-1 (File No. 333-100581) of Republic Engineered Products Holdings LLC.

      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPUBLIC ENGINEERED PRODUCTS HOLDINGS LLC AND SUBSIDIARIES

Date: March 31, 2003         By: /s/Joseph F. Lapinsky
                                 ---------------------
                             Joseph F. Lapinsky
                             President, Chief Executive Officer and
                             Managing Director


Date: March 31, 2003         By: /s/Joseph A. Kaczka
                                 -------------------
                             Joseph A. Kaczka
                             Chief Financial Officer, Vice President, Finance
                             and Controller, Treasurer and Secretary


                               POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints Joseph F. Lapinsky, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments or supplements to this report and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2003.


/s/ Joseph F. Lapinsky                  /s/ Eugene J. Keilin
-----------------------------           ------------------------------------
Joseph F. Lapinsky, President           Eugene J. Keilin, Managing Director
  Chief Executive Officer and
  Managing Director                     /s/ David Shapiro
                                        ------------------------------------
                                        David Shapiro, Managing Director

/s/ Michael G. Psaros                   ------------------------------------
-----------------------------           Stephen Presser, Managing Director
Michael G. Psaros, Chairman of the
  Board of Managers                     /s/ Philip A. Arra
                                        ------------------------------------
                                        Philip A. Arra, Managing Director


                                        ------------------------------------
                                        John J. Murphy, Managing Director


                                        /s/ Lynn Williams
                                        ------------------------------------
                                        Lynn Williams, Managing Director

                                 CERTIFICATIONS

I, Joseph F. Lapinsky, certify that:

1. I have reviewed this annual report on Form 10-K of Republic Engineered Products Holdings LLC (the "Company");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the Company's Board of Managers:

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003               By: /s/Joseph F. Lapinsky
                                   Joseph F. Lapinsky
                                   President, Chief Executive Officer and
                                   Managing Director

                                 CERTIFICATIONS

I, Joseph Kaczka, certify that:

1) I have reviewed this annual report on Form 10-K of Republic Engineered Products Holdings LLC (the "Company");

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4) The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the Company's Board of Managers:

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003         By: /s/Joseph A. Kaczka
                                 -------------------
                             Joseph A. Kaczka
                             Chief Financial Officer, Vice President, Finance
                             and Controller, Treasurer and Secretary

INDEPENDENT AUDITORS' REPORT

Board of Managers
Republic Engineered Products Holdings LLC

We have audited the accompanying consolidated balance sheet of Republic Engineered Products Holdings LLC and subsidiaries (the "Company") as of December 31, 2002, and the related consolidated statements of operations, member's interest, and cash flows for the period from August 16, 2002 to December 31, 2002. We have also audited the consolidated balance sheet of the Predecessor, Republic Technologies International Holdings, LLC and subsidiaries (Debtor-in-Possession) as of December 31, 2001(going concern basis), the related consolidated statement of changes in net liabilities in liquidation, members' interest, and cash flows for the period from January 1, 2002 to August 15, 2002 (liquidation basis), and the related consolidated statements of operations, members' interest, and cash flows for the years ended December 31, 2001 and 2000 (going concern basis). Our audits also included the financial statement schedule for the period from August 16, 2002 to December 31, 2002, the period from January 1, 2002 to August 15, 2002, and the years ended December 31, 2001 and 2000, listed in the index at Item 15 a(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2002, and the consolidated results of its operations and its cash flows for the period from August 16, 2002 to December 31, 2002, and the financial position of the Predecessor as of December 31, 2001, and the results of its operations and its cash flows for the period from January 1, 2002 to August 15, 2002 and the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for the period from August 16, 2002 to December 31, 2002, the period from January 1, 2002 to August 15, 2002, and the years ended December 31, 2001 and 2000, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's net losses from operations and the Company's limited available liquidity from existing credit resources raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are described in Note 1. The Company's consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/   Deloitte & Touche LLP

Cleveland, Ohio
March 31, 2003

           REPUBLIC ENGINEERED PRODUCTS HOLDINGS LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
          FOR THE PERIOD FROM AUGUST 16, 2002 TO DECEMBER 31, 2002 AND
 REPUBLIC TECHNOLOGIES INTERNATIONAL HOLDINGS, LLC AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
 CONSOLIDATED STATEMENT OF CHANGES IN NET LIABILITIES IN LIQUIDATION (LIQUIDATION BASIS)
           FOR THE PERIOD FROM JANUARY 1, 2002 TO AUGUST 15, 2002 AND
           CONSOLIDATED STATEMENTS OF OPERATIONS (GOING CONCERN BASIS)
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                            (IN THOUSANDS OF DOLLARS)

                                                 THE COMPANY                           THE PREDECESSOR
                                                 -----------       ----------------------------------------------------------
                                                 Period From         Period From
                                               August 16, 2002     January 1, 2002        Year Ended            Year Ended
                                               to December 31,      to August 15,        December 31,          December 31,
                                                    2002                2002                2001                  2000
                                                 -----------         -----------         -----------           -----------
                                                               (Liquidation Basis)  (Going Concern Basis)  (Going Concern Basis)

Net sales                                        $   300,131         $   611,983         $   993,707           $ 1,265,401

Cost of goods sold                                   293,824             588,841             985,640             1,140,750
                                                 -----------         -----------         -----------           -----------

Gross profit                                           6,307              23,142               8,067               124,651

Selling, general and administrative expense           15,558              23,401              44,440                58,709

Depreciation and amortization expense                  2,586              28,345              56,846                61,475

Special charges (Notes 7 & 10)                            --              10,541              11,633               155,019

Other operating expense, net                             423                 615               5,145                 1,888
                                                 -----------         -----------         -----------           -----------

Operating loss                                       (12,260)            (39,760)           (109,997)             (152,440)

Interest expense, net                                  8,551              17,721              56,052               117,495

Reorganization items - expense, net (Note 9)              --               2,377              16,031                    --
                                                 -----------         -----------         -----------           -----------

Loss before income taxes                             (20,811)            (59,858)           (182,080)             (269,935)

Provision for income taxes                                --                  45                  18                   468
                                                 -----------         -----------         -----------           -----------
Loss from continuing operations                      (20,811)            (59,903)           (182,098)             (270,403)

Loss from disposition of discontinued
      operations (Note 15)                                --                  --                 457                16,831
                                                 -----------         -----------         -----------           -----------

Net loss                                         $   (20,811)            (59,903)        $  (182,555)          $  (287,234)
                                                 ===========                             ===========           ===========
Net liabilities at January 1, 2002 (going
      concern basis)                                                    (671,132)

Adjustment to liquidation basis (Note 2)                                (458,371)

Foreign currency translation adjustment                                      230
                                                                     -----------
Net liabilities in liquidation at
      August 15, 2002                                                $(1,189,176)
                                                                     ===========

The accompanying notes are an integral part of these statements.

           REPUBLIC ENGINEERED PRODUCTS HOLDINGS LLC AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET AT
                              DECEMBER 31, 2002 AND
       REPUBLIC TECHNOLOGIES INTERNATIONAL HOLDINGS, LLC AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
               CONSOLIDATED BALANCE SHEET (GOING CONCERN BASIS) AT
                                DECEMBER 31, 2001
                            (IN THOUSANDS OF DOLLARS)

                                                                THE COMPANY      THE PREDECESSOR
                                                             DECEMBER 31, 2002  DECEMBER 31, 2001
                                                             -----------------  -----------------
ASSETS

Current assets:
          Cash and cash equivalents                            $     2,107         $     5,745
          Accounts receivable, less allowances of $10,875
                and $17,234, respectively                           82,984             100,768
          Inventories (Note 5)                                     170,282             207,864
          Assets held for sale (Note 15)                                --               9,013
          Prepaid expenses and other current assets                 14,134              14,139
                                                               -----------         -----------

Total current assets                                               269,507             337,529

Property, plant and equipment:
          Land and improvements                                      4,326              14,356
          Buildings and improvements                                22,247              35,218
          Machinery and equipment                                   95,704             723,387
          Construction-in-progress                                  24,318               6,142
                                                               -----------         -----------

Total property, plant and equipment                                146,595             779,103

Accumulated depreciation                                            (2,586)           (153,774)
                                                               -----------         -----------

Net property, plant and equipment                                  144,009             625,329

Assets held for sale (Note 15)                                          --               2,355

Intangible assets, net of accumulated amortization
          of $48 and $24,453, respectively (Note 6)                  1,144              67,133

Goodwill (Note 7)                                                   58,680                  --

Other assets                                                         1,058              17,213
                                                               -----------         -----------

Total assets                                                   $   474,398         $ 1,049,559
                                                               ===========         ===========

The accompanying notes are an integral part of these statements.

           REPUBLIC ENGINEERED PRODUCTS HOLDINGS LLC AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET AT
                              DECEMBER 31, 2002 AND
       REPUBLIC TECHNOLOGIES INTERNATIONAL HOLDINGS, LLC AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
               CONSOLIDATED BALANCE SHEET (GOING CONCERN BASIS) AT
                                DECEMBER 31, 2001
                            (IN THOUSANDS OF DOLLARS)

                                                               THE COMPANY      THE PREDECESSOR
                                                            DECEMBER 31, 2002  DECEMBER 31, 2001
                                                            -----------------  -----------------
LIABILITIES AND MEMBERS' INTEREST

     Current liabilities:
            Revolving credit facility (Note 8)                 $   268,378      $   326,016
            Current maturities of long-term debt (Note 8)               --            3,600
            Accounts payable                                        43,276           45,350
            Accrued compensation and benefits                       25,101           37,737
            Accrued interest                                         1,434            3,031
            Other accrued liabilities                               19,688           38,760
                                                               -----------      -----------
     Total current liabilities                                     357,877          454,494
     Long-term debt (Note 8)                                        80,000               --
     Other postretirement benefits (Note 13)                            --            3,398
     Accrued environmental liabilities (Note 18)                     5,332           16,311
     Other liabilities                                                  --            7,278
                                                               -----------      -----------
     Total liabilities not subject to compromise                   443,209          481,481
Liabilities subject to compromise (Note 9)                              --        1,239,210
                                                               -----------      -----------
Total liabilities                                                  443,209        1,720,691
                                                               -----------      -----------

Manditory redeemable members' interest - Class A Units                  --            3,700

Members' interest:
     Member's interest                                              31,189               --
     Predecessor members' interest:
            Class B Units                                               --         (618,715)
            Class C Units                                               --           32,500
     Accumulated other comprehensive loss                               --          (88,617)
                                                               -----------      -----------
     Total members' interest                                        31,189         (674,832)
                                                               -----------      -----------

     Total liabilities and members' interest                   $   474,398      $ 1,049,559
                                                               ===========      ===========

The accompanying notes are an integral part of these statements.

           REPUBLIC ENGINEERED PRODUCTS HOLDINGS LLC AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF MEMBER'S INTEREST
          FOR THE PERIOD FROM AUGUST 16, 2002 TO DECEMBER 31, 2002 AND
       REPUBLIC TECHNOLOGIES INTERNATIONAL HOLDINGS, LLC AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
       CONSOLIDATED STATEMENTS OF MEMBERS' INTEREST (GOING CONCERN BASIS)
               FOR THE YEARS ENDED DECEMBER 31, 2000 AND 2001 AND
         CONSOLIDATED STATEMENT OF MEMBERS' INTEREST (LIQUIDATION BASIS)
             FOR THE PERIOD FROM JANUARY 1, 2002 TO AUGUST 15, 2002
                            (IN THOUSANDS OF DOLLARS)

                                         THE COMPANY                             THE PREDECESSOR
                                         -----------  --------------------------------------------------------------------------
                                         Member's
                                         Interest       Members' Interest          Accumulated
                                         --------    -------------------------        Other           Total
                                                      Class B         Class C     Comprehensive      Members'     Comprehensive
                                                       Units           Units      Income (Loss)      Interest     Income (Loss)
                                                     ---------       ---------    -------------     ----------    -------------
 Balance, January 1, 2000                            $(146,594)      $  30,625      $    (673)      $(116,642)
  Accrual of preferred return                           (1,861)          1,500             --            (361)
  Net loss                                            (287,234)             --             --        (287,234)      $(287,234)
  Other comprehensive income:
    Foreign currency translation
      adjustment                                            --              --           (383)           (383)           (383)
    Minimum pension liability
      adjustment                                            --              --         (1,593)         (1,593)         (1,593)
                                                   -----------       ---------      ---------     ------------      ---------
 Balance, December 31, 2000                           (435,689)         32,125         (2,649)       (406,213)      $(289,210)
                                                                                                                    =========
  Accrual of preferred return                             (471)            375             --             (96)
  Net loss                                            (182,555)             --             --        (182,555)      $(182,555)
  Other comprehensive income:                                                                                              --
    Foreign currency translation                                                                                           --
      adjustment                                            --              --           (861)           (861)           (861)
    Minimum pension liability
      adjustment                                            --              --        (85,107)        (85,107)        (85,107)
                                                   -----------       ---------      ---------     ------------      ---------
 Balance, December 31, 2001                           (618,715)         32,500        (88,617)       (674,832)      $(268,523)
                                                                                                                    =========
  Accrual of preferred return                               --              --             --              --
  Net loss                                             (59,903)             --             --         (59,903)      $ (59,903)
  Other comprehensive income:                                                                                              --
    Foreign currency translation                                                                                           --
      adjustment                                            --              --            230             230             230
    Adjustment to liquidation bases (Note 2)          (458,371)             --             --        (458,371)       (458,371)
                                                   -----------       ---------      ---------     ------------      ---------
 Balance, August 15, 2002                          $(1,136,989)      $  32,500      $ (88,387)    $(1,192,876)      $(518,044)
                                                   ===========       =========      =========     ===========       =========

 Capital contribution, August 16, 2002   $  52,000
  Net loss                                 (20,811)
                                         ---------
 Balance, December 31, 2002              $  31,189
                                         =========

The accompanying notes are an integral part of these statements.

           REPUBLIC ENGINEERED PRODUCTS HOLDINGS LLC AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CASHFLOWS
          FOR THE PERIOD FROM AUGUST 16, 2002 TO DECEMBER 31, 2002 AND
 REPUBLIC TECHNOLOGIES INTERNATIONAL HOLDINGS, LLC AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
             CONSOLIDATED STATEMENT OF CASHFLOWS (LIQUIDATION BASIS)
           FOR THE PERIOD FROM JANUARY 1, 2002 TO AUGUST 15, 2002 AND
           CONSOLIDATED STATEMENTS OF CASHFLOWS (GOING CONCERN BASIS)
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                            (IN THOUSANDS OF DOLLARS)

                                                     THE COMPANY                           THE PREDECESSOR
                                                     -----------       ----------------------------------------------------------
                                                     PERIOD FROM         PERIOD FROM
                                                   AUGUST 16, 2002     JANUARY 1, 2002        YEAR ENDED            YEAR ENDED
                                                   TO DECEMBER 31,      TO AUGUST 15,        DECEMBER 31,          DECEMBER 31,
                                                        2002                2002                2001                  2000
                                                     -----------         -----------         -----------           -----------
                                                                   (LIQUIDATION BASIS)  (GOING CONCERN BASIS)  (GOING CONCERN BASIS)

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                          $ (20,811)         $ (59,903)          $(182,555)             $(287,234)
    Adjustments to reconcile net cash provided
        by (used in) operating activities:
    Depreciation and amortization                         2,586             28,345              56,846                 61,475
    Amortization of deferred financing cost                  48              2,607               5,352                  4,114
    Gain on sale of fixed assets                             --             (4,190)             (1,782)                (4,790)
    Restructuring charges                                    --                687               3,650                 74,658
    Goodwill impairment charge                               --                 --                  --                 79,608
    Accretion of original issue discount                     --                 --                 693                  2,604
    Reorganization items                                     --              2,377              16,031                     --
    Changes in operating assets and liabilities:
      (Increase) decrease in accounts receivable         24,355             (5,294)             28,510                 27,888
      (Increase) decrease in inventory                   15,842             37,872              63,290                 12,681
      (Increase) decrease in prepaid and other
       assets                                           (10,355)             5,815              (2,750)                (3,482)
      Increase (decrease) in accounts payable            11,269             (6,901)             29,699                 38,761
      Increase (decrease) in accrued
       compensation and benefits                         (5,826)              (328)               (573)               (11,852)
      Increase (decrease) in defined benefit
       pension obligations                                   --             19,422              24,829                 (7,212)
      Increase (decrease) in other postretirement
       benefits                                              --              6,550              (2,754)                10,863
      Increase (decrease) in accrued
       environmental liabilities                             --               (103)             (3,060)                (1,807)
      Increase (decrease) in other current
       liabilities                                        6,709            (15,733)            (22,462)               (20,406)
    Other                                                    --              6,666              (5,092)                13,723
                                                      ---------          ---------           ---------              ---------
NET CASH PROVIDED BY (USED IN) OPERATING
      ACTIVITIES                                         23,817             17,889               7,872                (10,408)
                                                      ---------          ---------           ---------              ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                (17,297)            (8,180)             (3,589)               (13,065)
    Acquisition, net of $1,972 cash acquired           (323,599)                --                  --                     --
    Disposition of property, plant and equipment             --              7,005               5,913                  9,009
                                                      ---------          ---------           ---------              ---------
NET CASH PROVIDED BY (USED IN) INVESTING
      ACTIVITIES                                       (340,896)            (1,175)              2,324                 (4,056)
                                                      ---------          ---------           ---------              ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net (payments)/proceeds under revolving
      credit facilities                                 268,378            (17,118)             (3,382)                (6,999)
    Proceeds from long-term debt                             --                 --               2,000                 30,000
    Repayments of long-term debt                             --             (3,600)               (289)                (2,485)
    Redemption of class A members' interest                  --                 --                (100)                (1,700)
    Payment of preferred return                              --                 --                 (73)                  (450)
    Financing costs                                      (1,192)                --              (3,541)                (6,361)
    Proceeds from capital contributions                  52,000                 --                  --                     --
                                                      ---------          ---------           ---------              ---------
NET CASH PROVIDED BY (USED IN) FINANCING
      ACTIVITIES                                        319,186            (20,718)             (5,385)                12,005
                                                      ---------          ---------           ---------              ---------
Effect of exchange rate changes on cash                      --                231                (861)                  (383)

NET INCREASE (DECREASE) IN CASH AND CASH
      EQUIVALENTS                                         2,107             (3,773)              3,950                 (2,842)
Cash and cash equivalents - beginning of period              --              5,745               1,795                  4,637
                                                      ---------          ---------           ---------              ---------
Cash and cash equivalents - end of period             $   2,107          $   1,972           $   5,745              $   1,795
                                                      =========          =========           =========              =========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest                                $   6,537          $  11,150           $  58,000              $  95,964
                                                      =========          =========           =========              =========
Cash paid for income taxes                            $      --          $      --           $     619              $   1,075
                                                      =========          =========           =========              =========

The accompanying notes are an integral part of these statements.

           REPUBLIC ENGINEERED PRODUCTS HOLDINGS LLC AND SUBSIDIARIES
                                       AND
                REPUBLIC TECHNOLOGIES INTERNATIONAL HOLDINGS, LLC
                     AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (IN THOUSANDS OF DOLLARS, EXCEPT AS OTHERWISE NOTED)

NOTE 1. NATURE OF OPERATIONS, ORGANIZATION AND OTHER RELATED INFORMATION

      Republic Engineered Products Holdings LLC, a Delaware limited liability company ("Republic Holdings", and together with its subsidiaries, the "Company") produces special bar quality steel products. Special bar quality steel products are high quality hot-rolled and cold-finished carbon and alloy steel bars and rods used primarily in critical applications in automotive and industrial equipment. Special bar quality steel products are sold to customers who require precise metallurgical content and quality characteristics. Special bar quality steel products generally contain more alloys, and sell for substantially higher prices, than merchant and commodity steel bar and rod products. The Company produces a wide range of special bar quality steel products and supplies a diverse customer base that includes leading automobile and industrial equipment manufacturers and their first tier suppliers.

      Republic Holdings holds all of the outstanding membership interests of Republic Engineered Products LLC ("Republic"). Blue Steel Capital Corp., N&T Railway Company LLC and 2011448 Ontario Limited are wholly owned subsidiaries of Republic. Blue Steel Capital Corp. is a Delaware corporation formed for the sole purpose of issuing notes (see Note 8) and holds no assets. N&T Railway Company LLC is a Delaware limited liability company and operates the railroad assets located at the Canton and Lorain, Ohio facilities. 2011448 Ontario Limited is an Ontario corporation and its sole asset is an option to acquire the assets and properties associated with Republic Technologies' Hamilton, Ontario cold-finishing facility.

      KPS Special Situations Fund, L.P., a Delaware limited partnership ("KPS"), together with certain of its affiliates, may be deemed to beneficially own the membership interests in Republic held of record by Republic Holdings. Blue Steel Corporation, a Delaware corporation controlled by KPS, is the sole general partner and a limited partner of Blue Bar Holdings, L.P., a Delaware limited partnership and the sole member of Republic Holdings ("Blue Bar Holdings"), and holds an 80.8% economic interest in such partnership. Hunt Investment Group. L.P., a Delaware limited partnership ("Hunt"), together with certain of its affiliates, may be deemed to beneficially own the membership interests held of record by Republic Holdings. HIG-Steel Investors, L.P., a Delaware limited partnership, is a limited partner of Blue Bar Holdings and holds a 19.2% economic interest in such partnership.

      The Company commenced operations on August 16, 2002 after it acquired a substantial portion of the operating assets of Republic Technologies International, LLC and its subsidiaries ("Republic Technologies" or "the Predecessor") in a sale of assets under Section 363 of the United States Bankruptcy Code. The acquired operating assets accounted for all of Republic Technologies' steel melting capacity, over one-half of its hot-rolling capacity and approximately two-thirds of its cold-finishing production capacity. Management plans to create a more efficient, higher quality network of production facilities operated by a smaller and more flexible workforce. The transaction eliminated significant liabilities that had been associated with the business acquired from Republic Technologies. The Company also acquired an option to purchase the assets associated with Republic Technologies' cold-finishing plant located in Hamilton, Ontario on or prior to August 16, 2003 for nominal consideration and the assumption of certain liabilities. The Company incurred significant indebtedness in connection with the consummation of the acquisition, including $80.0 million aggregate principal amount of senior secured notes and borrowings of $301.9 million under the credit facility (see Note 8).

      The Company hired approximately 2,400 of the approximately 3,700 employees of Republic Technologies and entered into a new labor agreement with the United Steelworkers of America ("USWA"), which covers most of the hourly employees and has a five-year term. In comparison to the labor agreement between Republic Technologies and the USWA, the new labor agreement reduces the number of employees and employment costs and provides increased staffing flexibility.

      In order to facilitate the orderly transfer of the special bar quality steel product business from Republic Technologies to the Company, Republic Technologies entered into a transition services agreement with the Company (the "Transition Services Agreement"). Under the Transition Services Agreement, Republic Technologies provided the Company with the ability to maintain an interim supply of certain inventory to sell to customers while the Company modernized its Lorain facility. Specifically, Republic Technologies continued to operate certain facilities that the Company did not acquire. These facilities included the operation of the 12"mill at Lorain until September 2002, the finishing operation at Canton until October 2002 and the Massillon 18' mill until December 2002. Republic Technologies' railroad company, Nimishillen & Tuscarawas, LLC, operated until December 31, 2002, at which time it's operations were acquired by Republic. Canadian Drawn Steel Company, Inc., a subsidiary of Republic Technologies, continues to operate under the Transition Services Agreement (Note 16). In addition, the parties supplied other services to each other to ensure the smooth transition of Republic Technologies' business to the Company and the wind down of the Republic Technologies' bankruptcy estate. The Company was also obligated to pay $5.0 million to Republic Technologies for its operation of assets it retained. This fee was paid in five $1.0 million monthly installments which commenced on September 15, 2002. The final payment was paid on January 16, 2003. Under the terms of the Transition Services Agreement, the Company paid these fees to The Bank of New York for the benefit of the holders of Republic Technologies 13 3/4 % senior secured notes.

      The Company reimburses Republic Technologies for costs it incurs from providing the services under the terms of the Transition Services Agreement, including the costs of operating the assets, costs associated with materials owned or acquired that are necessary to provide the services and costs of the employees involved in providing the services. Other costs, including those related to environmental compliance, are the sole responsibility of Republic Technologies.

      The accompanying consolidated financial statements have been prepared on a going concern basis of accounting and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company's performance since December 2002 has been below expectations, negatively affecting liquidity. The Company's liquidity position has also been negatively impacted by an unplanned outage at the Lorain #3 blast furnace resulting from property damage and greater than expected increases in the cost of natural gas during the first quarter of 2003. The Company's net availability on its revolving credit facility at March 28, 2003 was $11.8 million. These factors raise substantial doubt about the Company's ability to continue as a going concern and, therefore, the Company may be unable to realize its assets and discharge its liabilities in the normal course of business.

      Management has sought to improve the Company's liquidity position by taking a number of actions, including reducing its planned capital expenditures from $20 million to $6 million for 2003, pursuing additional financing from the State of Ohio, seeking reimbursement from business interruption and property insurance for damage incurred to the #3 blast furnace at the Lorain facility, and seeking to negotiate possible extensions to June 30, 2003 contractual reductions in borrowing capacity under its senior revolving credit facility (see
Note 8). There can be no assurance that any of such actions will be successful. Notwithstanding these efforts, the Company may need to obtain additional financing to meet its cash flow requirements, including financing through the sale of additional debt or equity securities. In light of the Company's liquidity, its ability to raise additional capital is negatively impacted. Restrictive covenants included in revolving credit facility and senior secured notes limit the Company's ability to incur additional indebtedness or sell assets (all of which are pledged), and may otherwise limit the operational and financial flexibility of the Company.

NOTE 2. BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

      The accompanying consolidated financial statements contain results for Republic Holdings for the period from August 16, 2002 to December 31, 2002 and Republic Technologies International Holdings, LLC for the period from January 1, 2002 to August 15, 2002, which reflects the transition to the liquidation basis of accounting as of June 30, 2002, and for the years ended December 31, 2001 and 2000, which have been prepared under the going concern basis of accounting.

      On July 11, 2002, the Predecessor received U.S. Bankruptcy Court approval to sell a substantial portion of its assets to the Company and liquidate the remaining assets. Accordingly, the accompanying consolidated financial statements for the period from January 1, 2002 to August 15, 2002 were prepared to reflect the transition to the liquidation basis of accounting as of June 30, 2002. Under this basis of accounting, assets and liabilities are stated at their net realizable value, and estimated costs through the liquidation date are provided to the extent reasonably determinable. The liquidation basis of accounting requires the determination of significant estimates and judgments. Adjustments to report certain assets and liabilities at net realizable value have been recorded based on actual information derived from the asset purchase agreement between Republic Technologies and the Company and independent appraisals. All assets and liabilities were revalued to liquidation value with the exception of certain liabilities, primarily consisting of liabilities subject to compromise, which as described in Note 9, will continue to be subject to further adjustment in the bankruptcy proceedings of the Predecessor. Members' interest has been eliminated to be consistent with the reporting requirements under the liquidation basis of accounting, as all members' interest is now classified as "net liabilities in liquidation". The amount of accrued costs to liquidate the Predecessor is not material. Actual liquidation values may differ from the amounts estimated. The Predecessor's adjustment required to convert from the going concern (historical cost) basis to the liquidation basis of accounting includes:

Decrease to reflect net realizable value of property, plant and
      equipment ....................................................    $433,748
Write-off of deferred financing costs ..............................      22,192
Decrease to reflect the net realizable value of goodwill ...........       2,431
                                                                        --------
            Net decrease in carrying value .........................    $458,371
                                                                        ========

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

      The Company considers all short-term investments with maturities at the date of purchase of three months or less to be cash equivalents.

INVENTORIES

      Inventories are carried at the lower of cost or market (net realizable value). Cost is determined using the first-in, first-out (FIFO) method.

      The Company establishes obsolescence reserves for slow-moving and inactive inventories. Obsolescence reserves reduce the carrying value of slow-moving and inactive inventories to their estimated net realizable value, which generally approximates the recoverable scrap value. The Company also periodically evaluates its inventory carrying value to ensure that the amounts are stated at lower of cost or market.

PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment are stated at cost and include improvements that significantly extend the useful lives of existing plant and equipment. The Company and its Predecessor provides for depreciation of property, plant and equipment on the straight-line method based upon the estimated useful lives of the assets. The range of estimated useful lives of the Company's and its Predecessor's assets are as follows:

Buildings and improvements ............................            15 - 40 years
Land improvements .....................................            10 - 20 years
Machinery and equipment ...............................            3 - 30 years

      Repairs and maintenance costs are expensed as incurred. Capital expenditures that cannot be put into use immediately are included in construction-in-progress. As these projects are completed, they are transferred to depreciable assets. Net gains or losses related to asset dispositions are recognized in the Company's operating results in the period in which the disposition occurs.

GOODWILL

      Goodwill has arisen from the acquisition of a substantial portion of the operating assets of Republic Technologies. Goodwill is not amortized, but is periodically reviewed for impairment. The Company is required to test goodwill for impairment on an annual basis and whenever changes in circumstances indicate that the carrying amount of goodwill may be impaired. The Company intends to use July 1 (first day of the third quarter) as its annual measurement date. Impairment charges are recorded, if necessary, based on management's review and analysis of the estimated fair value as compared to the carrying amount of goodwill. Goodwill of $58,680 has been assigned to the hot-rolled and cold-finishing segments in the amounts of $52,812 and $5,868, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS

      Long-lived assets, consisting of property, plant and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the recovery amount or fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

INCOME TAXES

      The Company is a limited liability company that is treated similar to a partnership for U.S. federal and state income tax purposes and, accordingly, has no income tax provision or deferred income tax assets or liabilities related to these jurisdictions.

      The Predecessor was a limited liability company that was treated similar to a partnership for U.S. federal and state income tax purposes and, accordingly, had no income tax provision or deferred income tax assets or liabilities related to those jurisdictions. Amounts for income taxes consisted primarily of a provision for foreign taxes relating to the Predecessor's Canadian subsidiary, Canadian Drawn Steel Company, Inc.

ENVIRONMENTAL COSTS

      The Company and other steel companies have in recent years become subject to increasingly stringent environmental laws and regulations. It is the policy of the Company to endeavor to comply with applicable environmental laws and regulations. The Company established a liability for an amount which the Company believes is adequate, based on information currently available, to cover costs of remedial actions it will likely be required to take to comply with existing environmental laws and regulations.

      The recorded amounts represent an estimate of the environmental remediation costs associated with future events triggering or confirming the costs that, in management's judgment, are likely to occur. This estimate is based on currently available facts, existing technology and presently enacted laws and regulations, and it takes into consideration the likely effects of inflation and other societal and economic factors. The precise timing of such events cannot be reliably determined at this time due to the absence of any deadlines for remediation under the applicable environmental laws and regulations pursuant to which such remediation costs will be expended. No claims for recovery are netted against the stated amount.

MEMBERS' INTEREST

      Republic Holdings is a Delaware limited liability company with one class of member interests consisting of 1,000 units.

      Republic Technologies had three classes of member interest units: Class A, Class B and Class C. Class A units, which were mandatorily redeemable and initially consisted of 1,100 units, had a stated value of $5,000 per unit and carried a preferred return of $350 per unit, which was paid quarterly. Class B units, consisting of 1,000 units, had no stated value and were allocated all net income/loss after preferred returns had been allocated. Class C units, consisting of 30,000 units had a stated value of $1,000 per unit and carried a preferred return of 5% of stated value which was payable in kind or cash at the Predecessor's option. The accumulated and unpaid preferred return was $3.1 million at April 2, 2001, the date on which the Predecessor filed for bankruptcy protection (the "Petition Date"). The Predecessor ceased accruing preferred return at the Petition Date. Both Class A and C units had distribution and dissolution preferences ahead of Class B units. The mandatory redemption feature of the Class A units caused it to be classified in the consolidated balance sheets outside of the members' interest section. During 2001 and 2000, Republic Technologies redeemed $0.1 million and $1.7 million of Class A members' interest, respectively.

REVENUE RECOGNITION

      The Company recognizes revenue upon shipment where there is a contract or purchase order, the sales price is fixed or determinable and collectability of the resulting receivable is reasonably assured. The Company's customers have no rights to return product, other than for defective materials. As sales are recognized, reserves for defective materials are recorded as a percentage of sales. This percentage is based on historical experience. The adequacy of reserve estimates is periodically reviewed by comparison to actual experience.

ALLOWANCES FOR DOUBTFUL ACCOUNTS

      Allowances for doubtful accounts are maintained to provide for estimated losses resulting from the inability of customers to make required payments. If the financial condition of these customers deteriorates, resulting in their inability to make payments, additional allowances may be required. Claims reserves are maintained to provide for known and estimated customer claims for defective materials.

FOREIGN CURRENCY TRANSLATION

      Asset and liability accounts of Republic Technologies' foreign operations are translated into U.S. dollars using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Translation adjustments are reflected as a component of members' interest.

      Transaction gains and losses are included in the consolidated statements of operations as incurred. These amounts were not significant in all periods presented.

USE OF ESTIMATES

      The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      The consolidated financial statements included herein were prepared with the use of estimates. The Company has made significant accounting estimates with respect to the allocation of the purchase price of the acquisition of assets from Republic Technologies, the allowance for doubtful accounts, claims reserves, inventory market and obsolescence reserves, impairment of goodwill and other long-lived assets, and accrued environmental liabilities. The Predecessor used estimates for, among other things, defined benefit pension obligations, other postretirement benefit obligations, environmental remediation, shutdown reserves, liabilities subject to compromise, impairment of long-lived assets, and loss from disposition of discontinued operations, all of which are significant to the consolidated financial statements taken as a whole.

NEW ACCOUNTING PRONOUNCEMENTS

      In June 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 eliminates the amortization of goodwill and certain intangible assets upon adoption and also requires an initial goodwill impairment assessment in the year of adoption and annual impairment tests thereafter. Republic Technologies adopted this accounting standard effective January 1, 2002 and has reported accordingly for the consolidated financial statements included herein.

      In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations", which requires recognition of the fair value of liabilities associated with the retirement of long-lived assets when a legal obligation to incur such costs arises as a result of the acquisition, construction, development and/or the normal operation of a long-lived asset. Upon recognition of the liability, a corresponding asset is recorded and depreciated over the remaining life of the long-lived asset. SFAS No. 143 defines a legal obligation as one that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. SFAS No. 143 is effective for fiscal years beginning after December 15, 2002. The Company anticipates an immaterial impact, if any, of SFAS No. 143 on its financial statements.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposals of Long-Lived Assets". This statement establishes a single accounting model for long-lived assets to be disposed of by sale and provides additional implementation guidance for assets to be held and used and assets to be disposed of other than by sale. There was no financial statement implication related to the adoption of this Statement by Republic Technologies effective January 1, 2002.

      In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities. The scope of SFAS No. 146 includes (1) costs to terminate contracts that are not capital leases; (2) costs to consolidate facilities or relocate employees; and (3) termination benefits provided to employees who are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. The provisions of this Statement will be effective for exit or disposal activities initiated after December 31, 2002, with early application encouraged. The Company anticipates an immaterial impact, if any, of SFAS No. 146 on its financial statements.

NOTE 4. ACQUISITION

      On August 16, 2002, Republic acquired a substantial portion of the operating assets of Republic Technologies and its subsidiaries. The total purchase price was $410.6 million, which consists of $10.0 million paid to Republic Technologies, $13.7 million in acquisition fees and expenses, and indebtedness totaling $386.9 million, which included $301.9 million under a senior revolving credit facility, the issuance of $80.0 million in senior secured notes, and $5.0 million under a transition services agreement between the Company and its Predecessor. The total purchase price was allocated to the assets acquired and liabilities assumed, based on a preliminary estimate of their respective fair values. The final purchase accounting adjustment of the Company to reflect the fair value of the assets acquired and liabilities assumed, will be based upon appraisals by independent parties and other estimates of fair values that are still in progress, and are subject to change.

      As a result of the acquisition of a substantial portion of the operating assets from Republic Technologies, the Company has become the largest domestic producer of special bar quality steel products. In connection with the acquisition, the Company was able to select the assets and properties of Republic Technologies and negotiate a modified successor labor contract that it expects will enable it to create a more efficient, higher quality network of production facilities operated by a smaller and more flexible workforce.

      The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at August 16, 2002, as determined based on independent appraisals, and also reflects subsequent adjustments to the estimated fair values through December 31, 2002. As the fair values are estimates, the allocation of the purchase price is subject to adjustment while Republic finalizes plans and assumptions relating to the transaction.

         Current assets                       $299,898
         Property, plant and equipment         129,298
         Goodwill                               58,680
         Other assets                              376
                                              --------
                  Total assets                 488,252

         Current liabilities                    72,059
         Long-term liabilities                   5,622
                                              --------
                  Total liabilities             77,681
                                              --------
                  Net assets acquired         $410,571
                                              ========

      As discussed in Note 1, the Company also acquired an option to purchase the assets associated with Republic Technologies' cold-finishing plant located in Hamilton, Ontario on or prior to August 16, 2003 for nominal consideration and the assumption of certain liabilities. If the Company decides to purchase the cold-finishing plant, the purchase price allocation will be adjusted accordingly.

NOTE 5. INVENTORIES

        The components of inventories are as follows:
                                                 THE COMPANY       THE PREDECESSOR
                                               DECEMBER 31, 2002   DECEMBER 31, 2001
                                               -----------------   -----------------
      Raw materials ........................      $ 14,368             $ 11,352
      Semi-finished and finished goods .....       155,914              196,512
                                                  --------             --------
      Total ................................      $170,282             $207,864
                                                  ========             ========

      Inventories are reported net of obsolescence reserves of $5.6 million and $10.1 million at December 31, 2002 and 2001, respectively. Inventories acquired from Republic Technologies were revalued to fair value on August 16, 2002. During the period from August 16, 2002 to December 31, 2002, $10.3 million of the fair value purchase accounting adjustment increased cost of goods sold as this inventory was relieved.

NOTE 6. INTANGIBLE ASSETS

      Intangible assets consist of the following:

                                                                      THE COMPANY        THE PREDECESSOR
                                                                   DECEMBER 31, 2002    DECEMBER 31, 2001
                                                                   -----------------    -----------------
Deferred loan and bond fees, net of accumulated amortization
     of $48 and $11,487, respectively ......................            $ 1,144              $24,799
Patented and unpatented technology, net of accumulated
     amortization of $7,499 ................................                 --               31,401
Assembled workforce, net of accumulated
     amortization of $5,467 ................................                 --               10,933
                                                                        -------              -------

Total ......................................................            $ 1,144              $67,133
                                                                        =======              =======

NOTE 7 - GOODWILL

      The Company has recorded goodwill of $58.7 million in connection with the acquisition of a substantial portion of the operating assets of Republic Technologies (See Note 4).

      During the fourth quarter of 2000, the Predecessor recognized a non-cash impairment charge of $79.6 million related to the write-off of its unamortized goodwill balance. The industry-wide market conditions and the Predecessor's high level of indebtedness adversely impacted operations and the ability to implement its consolidation plan. These factors lead to the need to significantly revise the operating plan and related financial forecast. Based on the Predecessor's capital structure and the revised operating plan, the corresponding anticipated future operating cash flows less anticipated capital expenditures were expected to be insufficient to recover the unamortized goodwill balance. Accordingly, the carrying value of the Predecessor's goodwill balance was reduced to zero.

NOTE 8. REVOLVING CREDIT FACILITIES AND LONG-TERM DEBT

THE COMPANY

      On August 16, 2002, Republic entered into a credit facility, which matures on June 30, 2007, with Fleet Capital Corporation, as administrative agent, and other lenders. The credit facility consists of a senior revolving credit facility with a total commitment of up to $336.0 million. This total commitment will automatically reduce by $5.0 million on the first day of each quarter commencing the fiscal quarter that begins on July 1, 2003 until such time as the total commitment is reduced to $275.0 million. Availability under the credit facility is limited to a borrowing base as defined in the credit facility. The borrowing lease equals 85% of eligible accounts receivable plus the sum of 70% of the net bond value of eligible inventory plus the eligible fixed asset component which is currently $100.0 million. Under the current contractual terms of the senior revolving credit facility the borrowing base, effective June 30, 2003, will be reduced to 85% of eligible accounts receivable plus the sum of 60% of the net bond value of the eligible inventory plus the eligible fixed asset component which will be $92.0 million. The Company is seeking to negotiate possible extensions to this contractual reduction to the borrowing base. The Company borrowed an aggregate of $301.9 million in connection with the closing of the acquisition of assets of Republic Technologies, and the Company is entitled to draw amounts under the new credit facility to finance working capital and capital expenditures, and for other general corporate purposes. The availability under the credit facility at December 31, 2002 was $15.2 million.

      The borrowings under the credit facility are secured by a first priority perfected security interest in the capital stock and other equity interests of each direct and indirect subsidiary of Republic Holdings and all of the Company's presently owned and subsequently acquired inventory, accounts receivable, intellectual property and related assets (other than those of

Republic Holdings) and the real estate and fixed assets comprising, and the intellectual property relating to, the Canton, Ohio Caster and Continuing Rolling Facility, or Canton CR(TM).

      Borrowings under the credit facility bear interest, at the Company's option, at either a base rate equal to the higher of the "prime rate" by Fleet National Bank, the weighted average of rates on overnight federal funds transactions with members of the Federal Reserve System arranged by federal funds brokers, plus the applicable margin, or a Eurodollar rate on deposits for one, two, three or six month periods, plus the applicable margin. The Company's credit facility balance as of December 31, 2002 was $268.4 million and the average interest rate for the Company's credit facility for the period from August 16, 2002 to December 31, 2002 was approximately 4.76%.

      The credit facility contains negative covenants and provisions that restrict, among other things, the ability to incur additional indebtedness or guarantee the obligations of others, grant liens, make investments, pay dividends, repurchase stock or make other forms of restricted payments, merge, consolidate and acquire assets or stock, engage in sale and leaseback transactions or dispose of assets, make capital expenditures in excess of specified annual amounts, engage in transactions with the affiliates, and prepay or amend the senior secured notes. The credit facility also requires the Company to meet financial covenants and ratios, particularly a minimum fixed charge coverage ratio based on operating cash flow to total debt service to be tested quarterly commencing on March 31, 2004.

      The outstanding notes are senior secured obligations of the issuers, aggregating $80.0 million of principal amount, and will mature on August 16, 2009. Interest on the notes accrues at the rate of 10% per annum and is payable quarterly in cash on each March 31, June 30, September 30 and December 31, commencing September 30, 2002.

      The notes were issued under an indenture dated as of August 16, 2002 among Republic and Blue Steel Capital Corp., as issuers, N&T Railway Company LLC and Blue Bar, L.P., as guarantors, and LaSalle Bank National Association, as trustee. As described in Note 19, the indenture was amended pursuant to the First Supplemental Indenture among Republic, Blue Steel Capital Corp., N&T Railway Company LLC, Republic Holdings and LaSalle Bank National Association. The indenture governing the notes requires the Company to secure the notes and contains significant affirmative and negative covenants including separate provisions imposing restrictions on additional borrowings, certain investments, certain payments, sale or disposal of assets, payment of dividends and change of control provisions, in each case, subject to certain exceptions. The notes are secured, subject to exceptions and limitations, by (1) a first priority lien on, and security interest in, substantially all of the existing assets of the Company and its subsidiaries, other than the Canton CR(TM), inventory, accounts receivable and intellectual property and related assets, and (2) a first priority interest in the capital stock and other equity interests of each direct and indirect subsidiary of Republic Holdings, other than 2011448 Ontario Limited. Each of Republic Holdings and N&T Railway Company LLC has jointly and severally guaranteed the notes on a senior secured basis, and each guarantee is full and unconditional. 2011448 Ontario Limited does not currently guarantee the notes, but it must become a guarantor of the notes in order to exercise its option to acquire the assets and properties associated with the Hamilton, Ontario cold-finishing plant owned by Canadian Drawn Steel Company, Inc., a subsidiary of Republic Technologies. Any domestic subsidiary that Republic may form or acquire in the future will guarantee the notes on a joint and several and full and unconditional basis. See Notes 19 and 21.

      The expression of substantial doubt about the Company's ability to continue as a going concern in the Independent Auditor's Report, for the period ended December 31, 2002, constitutes a covenant violation and a default under our revolving credit facility which would result in an event of default on April 15, 2003.

      During March, 2003 the Company notified the Agents and the lenders that the Company will not comply with the requirements of the senior revolving credit facility with respect to the annual audited financial statements for the fiscal year ended December 31, 2002 as a result of an expression of uncertainty about the Company's ability to continue as a going concern. Failure to comply constitutes a default and following a fifteen day grace period, an Event of Default. The Company has received a limited waiver to permit non-compliance of this requirement until April 30, 2003.

THE PREDECESSOR

      On April 3, 2001, the Predecessor entered into a Debtor-in-Possession Revolving Credit Agreement ("DIP Credit Agreement") with Fleet Capital Corporation ("Fleet Capital") and other lenders who were parties thereto to provide secured debtor-in-possession financing to the Predecessor through December 15, 2002. The maximum borrowings under the DIP Credit Agreement initially were $420 million in the aggregate and included a sub-facility of $50 million for the issuance of letters of credit. The proceeds of the DIP Credit Agreement were used to repay the amounts outstanding under the Predecessor's previous senior revolving credit facility entered into on August 13, 1999 and restructured on July 17, 2000.

      The DIP Credit Agreement granted a security interest in accounts receivable, inventory, intellectual property and related assets of the Predecessor, and the real estate and fixed assets comprising the Canton CR(TM), including the related melt shop. The DIP Credit Agreement also contained certain restrictive covenants which, among other things, restricted the Predecessor's ability to incur additional indebtedness or guarantee the obligations of others, change its line of business, merge, consolidate and acquire or sell assets or stock, pay dividends, or prepay or amend the notes or any of its subordinated indebtedness. The Predecessor was also required to maintain minimum cumulative EBITDA, as defined in the DIP Credit Agreement and limit its net capital expenditures. The average interest rate for the Predecessor's credit facility for the period from January 1, 2002 to August 15, 2002 was approximately 5.47%.

      The Predecessor violated the minimum cumulative EBITDA, as defined, covenant in the DIP Credit Agreement during 2001. On September 28, 2001, the Predecessor was granted an amendment and limited waiver. The amendment further limited maximum borrowings, and a weekly minimum liquidity covenant was added.

      During November of 2001, the Predecessor notified the lenders that it was in violation of the weekly minimum liquidity covenant. On November 30, 2001, the Predecessor entered into a forbearance agreement with the lenders under an amendment to the DIP Credit Agreement. The forbearance agreement restricted the lenders' ability to exercise their remedies under the DIP Credit Agreement for certain defaults through January 11, 2002. As a result of this amendment, the Predecessor was granted temporary increases in maximum borrowing limits, amendments to the minimum liquidity amount and weekly liquidity covenants, and a 2% interest penalty applied to all borrowings.

      On January 11, 2002, the Predecessor continued to be in default of the minimum cumulative EBITDA, as defined, covenant, and the minimum liquidity covenants. Accordingly, the Predecessor entered into a second forbearance agreement with the lenders under a third amendment to the DIP Credit Agreement. The second forbearance agreement restricted the lender's ability to exercise their remedies under the DIP Credit Agreement for certain defaults through May 31, 2002. As a result of this amendment, the Predecessor was granted temporary increases in maximum borrowing limits, an amendment to the minimum liquidity covenant, a new minimum sales covenant, and continuation of the 2% interest penalty applied to all borrowings.

PREDECESSOR LONG-TERM DEBT

      Long-term debt of the Predecessor was as follows:

                                                                                       DECEMBER 31, 2001
                                                                                       -----------------
SECURED DEBT

Industrial Revenue Bond ("IRB"), interest rate is variable, calculated weekly, representing minimum rate required to sell bonds in a secondary market, due
   December 1, 2018 .................................................................     $   3,600

UNDERSECURED AND UNSECURED DEBT

   133/4% Senior Secured Notes, due July 15, 2009 ...................................       425,000
    Johnstown Enterprise Grant, interest rate at 3%, due on various dates
      through November 15, 2009 .....................................................           381
    Financial Restructuring Notes, interest rate at 9.5%, due August 1, 2010 ........        30,000
   Ohio Development Loan, interest rate at 3%, due December 1, 2003 .................         2,000
   9% Solid Waste Revenue Bonds, Series 1996, due June 1, 2021 ......................        53,700
   81/4% Solid Waste Revenue Bonds, Series 1994, due October 1, 2014 ................        20,200
   Business Infrastructure Development ("BID") Program, interest rate at 3.0%, due on
      various dates through April 1, 2001 ...........................................         2,049
   Economic Development Partnership ("EDP I"), interest rate at 3.0%, due on various
      dates through October 1, 2009 .................................................         5,048
   Economic Development Partnership ("EDP II"), interest rate at 3.0%, due on various
      dates through July 1, 2010 ....................................................         1,163
   Economic Development Partnership ("EDP III"), interest rate at 3.0%  due on
      various dates through October 1, 2010 .........................................         2,691
   Community Development Block Grant Program ("CDBG"), interest rate at 3.0%, due on
      various dates through July 1, 2010 ............................................           556
   Housing and Urban Development 108 ("HUD") Bonds, interest rates between 6.6% and
      8.2%, due on various dates through September 26, 2003 .........................         3,150
   Environmental Bonds:
   1984 Series, interest due monthly at a variable rate based on the average of thirty-day yield evaluations at par of not less than twenty issuers of
      tax-exempt securities, principal due December 1, 2001 .........................         9,000
   1995 Series, variable rate tax-exempt securities, principal due November 16, 2015          4,745
                                                                                          ---------
                                                                                            563,283

Original issue discount .............................................................       (47,306)
Amounts classified as current .......................................................        (3,600)
Amounts classified as subject to compromise .........................................      (512,377)
                                                                                          ---------

Long-term debt ......................................................................     $      --
                                                                                          =========

      On April 2, 2001, the Predecessor and substantially all of its filed voluntary petitions for reorganization under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court in the Northern District of Ohio, Eastern Division.

      The Predecessors' filing for protection under Chapter 11 represented an Event of Default under each of its debt instruments. As a result, all secured debt (the Development Authority of Cartersville, Georgia industrial revenue bond and the DIP credit facility) was classified as current at December 31, 2001, while all undersecured and unsecured debt was classified as liabilities subject to compromise.

NOTE 9. LIABILITIES SUBJECT TO COMPROMISE AND REORGANIZATION ITEMS

      The accompanying consolidated balance sheet at December 31, 2001 for the Predecessor segregates liabilities subject to compromise, such as unsecured claims, in the amount of $1,239.2 million from liabilities not subject to compromise and liabilities arising subsequent to the Petition Date. These amounts represented the Predecessor's best estimate of known or potential claims that were to be resolved in connection with the Chapter 11 cases. Liabilities subject to compromise at December 31, 2001 were as follows:

                                                             DECEMBER 31, 2001
                                                             -----------------
      Accounts payable .................................        $  219,160
      Accrued interest .................................            20,370
      Other postretirement benefits ....................           227,262
      Defined benefit pension obligations ..............           199,879
      Accrued compensation .............................                --
      Other accrued expenses ...........................            23,738
      Long-term deferred payables ......................            36,424
      Long-term debt ...................................           512,377
                                                                ----------
      Total  (a) .......................................        $1,239,210
                                                                ==========

            (a) Excludes a net intercompany payable in the amount of $5.9 million to the Predecessor's subsidiary, Nimishillen & Tuscarawas, LLC, which is not included in the bankruptcy proceedings.

      The Predecessor's reorganization items consist of expenses directly incurred or realized as a result of the Chapter 11 cases and have been segregated from normal operations. Reorganization expense included in the Predecessor's consolidated statements of operations includes the following:

                                                              PERIOD FROM
                                                            JANUARY 1, 2002      YEAR ENDED
                                                             TO AUGUST 15,       DECEMBER 31,
                                                                 2002               2001
                                                               -------             -------
Professional fees and administrative items, net ........       $ 2,377             $ 8,652
Write-down of deferred financing costs related
     to the revolving credit facility ..................            --               7,379
                                                               -------             -------
Total ..................................................       $ 2,377             $16,031
                                                               =======             =======

NOTE 10. SPECIAL CHARGES

      The Predecessor maintained a Master Collective Bargaining Agreement and settlement agreement (collectively, the "Master CBA") with employees represented by the USWA which required Republic Technologies to offer Early Retirement Buyouts ("ERBs") to at least 1,000 employees and permitted Republic Technologies International, LLC to offer a Voluntary Severance Plan ("VSP"). The purpose of these programs was to reduce the hourly workforce by a net reduction of over 1,900 hourly employees over four years. These programs were substantially voluntary in nature. Accordingly, the costs associated with these workforce reductions were being recognized as the offers were accepted by the employees and intended to be awarded by the

Predecessor. During the period from January 1, 2002 to August 15, 2002 there were 43 ERB's accepted amounting to $8.8 million. In the years ended December 31, 2001 and 2000 there were 64 ERB's amounting to $8.0 million and 31 ERB's amounting to $ 0.8 million, respectively.

      As an outcome of restructuring activities, Republic Technologies took several actions resulting in the need to record certain asset impairments and restructuring reserves, including shutting down the Johnstown, Pennsylvania melt shop facility, the Canton, Ohio 12" rolling mill facility, and the Willimantic, Connecticut cold-finishing facility. As a result of these actions, the Predecessor recorded restructuring charges of $3.6 million and $74.7 during the years ended December 31, 2001 and 2000, respectively. The $3.6 million of charges for the year ended December 31, 2001 includes $0.9 million for severance costs relating to administrative staff reductions, $1.5 million related to employment security provisions in the labor agreement with the USWA, $0.3 million in environmental remediation required as a result of the Willimantic facility closure, and $1.2 million related to facility closure costs in Johnstown. These charges were offset in 2001 by a $0.3 million reduction to previously recorded reserves. The $74.7 million of charges for the year ended December 31, 2000 includes $4.6 million for severance costs relating to administrative staff reductions, $1.4 million related to employment security provisions in the labor agreement with the USWA, $3.5 million in connection with the Willimantic facility closure, and $66.5 million related to facility closure costs in Johnstown. These charges were offset in 2000 by a $1.4 million reduction to previously recorded reserves. During the period from January 1, 2002 to August 15, 2002, the Predecessor recorded $1.9 million of severance-related costs for administrative staff reductions and $0.6 million of miscellaneous facility closure costs. A gain of $0.8 million as a result of the Predecessor's Willimantic plant sale and the reversal of the Predecessor's related shutdown reserve offset these charges.

      The activity impacting the Predecessor's accruals for restructuring during the years ended December 31, 2001 and 2000 based on available information, is summarized in the table below:

                                                       ASSET WRITE-   LABOR AND       FACILITY
                                                          DOWNS       SEVERANCE     CLOSURE COSTS     TOTAL
                                                        --------      ---------     -------------    --------

JANUARY 1, 2000 ..................................                     $    764       $  1,445       $  2,209
     Provision ...................................      $ 43,739         22,851          9,502         76,092
     Amount utilized .............................            --         (5,047)        (2,476)        (7,523)
     Adjustments .................................            --             --         (1,434)        (1,434)
     Charged against inventory ...................            --             --           (652)          (652)
     Charged against property, plant and equipment       (43,739)            --             --        (43,739)
                                                        --------       --------       --------       --------

DECEMBER 31, 2000 ................................            --         18,568          6,385         24,953
                                                        --------       --------       --------       --------
     Provision ...................................            --          2,353            300          2,653
     Amount utilized .............................            --         (5,609)        (2,500)        (8,109)
     Charged against defined benefit obligation ..            --         (7,223)                       (7,223)
     Adjustments .................................            --           (203)         2,745          2,542
                                                        --------       --------       --------       --------

DECEMBER 31, 2001 ................................      $     --       $  7,886       $  6,930       $ 14,816
                                                        ========       ========       ========       ========

NOTE 11 - BENEFIT PLANS

      In connection with the Company's acquisition of assets from Republic Technologies, it entered into a new labor agreement with the USWA that covers the vast majority of the Company's hourly employees. This labor agreement expires on August 15, 2007.

      Wage and benefit provisions under this collective bargaining agreement are specified until expiration of the agreement and will be subject to negotiations at that time. The labor agreement also provides for the creation of a benefits trust. The Company made an initial contribution of $3.0 million and will contribute $3.00 for every hour worked by an employee who is covered by the new labor agreement. In year three of the labor agreement, the contribution increases to $3.50 for every hour worked and in years four and five it increases to $3.80 for every hour worked. The allocation of the funds is directed by the USWA to provide pension benefits and/or retiree medical coverage for future eligible employees of the Company and/or medical coverage for retirees of Republic Technologies. However, no contributions may be used for the purpose of providing medical coverage for the retirees of Republic Technologies if they create, or result in, any liability whatsoever on the part of the Company for any obligation of Republic Technologies, or any independent obligation to the retirees of Republic Technologies. The Company's contributions to the benefits trust constitute its sole obligation with respect to providing these benefits. The Company recorded $4.3 million of expense and made contributions of $2.3 million related to this provision in the labor agreement during the period from August 16, 2002 to December 31, 2002.

      The new labor agreement also calls for the establishment of a profit sharing plan to which the Company will contribute 15% of its quarterly pre-tax income, as defined in the labor agreement, over $12.5 million. Twenty-five percent of these contributions will be divided among USWA-represented employees who are covered by the new labor agreement based on the numbers of hours worked and the remaining 75% will be contributed to the benefits trust described above. Contributions, if any, will be distributed to employees and the benefits trust within 45 days of the end of each fiscal quarter. During the period from August 16, 2002 to December 31, 2002, the Company did not meet the criteria discussed above and was not required to make a contribution under this agreement.

      The Company has a defined contribution retirement plan that covers substantially all salary and non-union hourly employees. Contributions to the plan are based on age and compensation. The Company funds contributions to this plan as accrued. Contributions to this plan by the Company were $0.8 million for the period from August 16, 2002 to December 31, 2002.

NOTE 12 - PREDECESSOR'S DEFINED CONTRIBUTION BENEFIT PLANS

      The Predecessor had a defined contribution retirement plan that covered substantially all salary and non-union hourly employees. Contributions to the plan were based on age and compensation. Prior to March 1, 2001, the Predecessor provided a defined contribution retirement plan for the former Bar Technologies Inc. United Steel Worker's of America ("USWA") employees. The Predecessor contribution was seventy cents for every hour worked. This plan was discontinued March 1, 2001 and the participants merged into the defined benefit plan (see
Note 13). The former Republic Engineered Steels, Inc. USWA employees were covered under a defined contribution retirement plan, which was discontinued September 8, 1998 under the terms of the Master CBA and the assets merged into the defined benefit plan (see Note 13). The Predecessor funded contributions to these plans as accrued. Contributions to these plans by the Predecessor were $3.4 million and $4.4 million for the years ended December 31, 2001 and 2000, respectively.

      The Predecessor had a profit sharing plan covering all of its USWA employees. Amounts provided to the profit sharing pool were based on percentages of the consolidated excess cash flows of the Company, as defined in the Master CBA. There was no expense relating to this plan for any of the periods presented.

NOTE 13. PREDECESSOR'S DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT BENEFITS

      The Master CBA covering all of the former Republic Engineered Steels, Inc., Bar Technologies and USS/Kobe facilities with employees represented by the USWA was entered into with the USWA. The Master CBA provided for improvements in the existing defined benefit pension plans covering employees at former Republic Engineered Steels, Inc. facilities, former USS/Kobe facilities and the former Bliss & Laughlin Harvey, Illinois facility, and the creation of a defined benefit pension plan obligation covering employees at former Bar Technologies facilities. The Master CBA was modified by the Modified Labor Agreement ("MLA"), effective January 1, 2002. On January 24, 2002 the USWA ratified the MLA modifying the Master CBA. The MLA provided interim support designed to permit the Predecessor to continue operating at its current level while working to secure the financing necessary to emerge from Bankruptcy. Under the terms of the MLA all employee wages were reduced 15% for the period of January 1, 2002 to May 31, 2002. Other modifications included immediate elimination of 125 jobs and modifications to the employment security plan allowing the Predecessor to layoff employees as business conditions and operational requirements dictated.

      The following is a general description of the Predecessor's defined benefit plans.

REPUBLIC ENGINEERED STEELS, INC.

      The Predecessor maintained a defined benefit "floor offset" plan, which covered all former Republic Engineered Steels, Inc. USWA employees. The plan, when combined with benefits from an LTV Steel Defined Benefit Pension Plan, provided a minimum level of pension benefits for USWA employees. Benefits were based on a combination of employees' age and years of service. The Predecessor's policy was to fund this plan based on legal requirements and tax considerations. As a result of the Chapter 11 filing, the Predecessor has not funded this plan since the Petition Date.

      The Predecessor entered into a memorandum of understanding with the PBGC on November 2, 1998, pursuant to which (1) the PBGC agreed to forebear from instituting proceedings to terminate the USWA Defined Benefit Plan as a result of the acquisition of Republic Engineered Steels, Inc. or the prospective combination with Bar Technologies Inc., (2) in January 1999, Republic Engineered Steels, Inc. funded the pension plan with an approximate $27.0 million initial contribution and (3) Republic Engineered Steels, Inc. made an additional contribution to such pension plan in the amount of $20.0 million on July 1, 1999. The agreement with the PBGC contemplated additional quarterly contributions commencing October 1, 1999 in accordance with the following schedule: $7.5 million per quarter for the first four payments, $7.625 million per quarter for the next four payments, $9.075 million per quarter for the next four payments and $8.475 million per quarter for the final four payments.

      The Predecessor amended the memorandum of understanding with the PBGC on July 14, 2000. According to this Amendment, the Predecessor agreed to the following terms with PBGC:

      (a) During the year 2000, the Predecessor was to pay $2.0 million of the $7.5 million required contribution, due in January, April and July, deferring the balance of the contributions.

      (b) During the year 2000, the Predecessor was to pay $2.0 million of the $7.625 million required contribution, due in October, deferring the balance of the contribution.

      (c) During the year 2001, the Predecessor was to pay $2.0 million of the $7.625 million required contribution, due in January, April and July, deferring the balance of the contribution.

      (d) During the year 2001, the Predecessor was to pay $2.0 million of the $9.075 million required contribution, due in October, deferring the balance of the contribution.

      (e) The Predecessor was to pay the total deferred amount of approximately $46.1 million (items a thru d above) in eight equal quarterly installments commencing on January 1, 2002 and continuing through October 1, 2003. The amount of each deferred installment of the required contributions was to be added to the amount of each of the required contributions the Predecessor was obligated to make in the years 2002 and 2003.

      As a result of the Chapter 11 filings, the Predecessor defaulted on the required pension funding for this plan.

      The Predecessor also sponsored postretirement plans for health care and life insurance that cover most full-time employees. The plans pay stated percentages of most necessary medical expenses incurred by retirees, after subtracting payments by Medicare or other providers and after a stated deductible has been met. Hourly employees became eligible for benefits after completing 15 years of service and reaching age 60. Salary employees became eligible for benefits if they retired after reaching age 65.

BAR TECHNOLOGIES INC.

      Bliss & Laughlin ("BLI") maintained a defined benefit pension plan covering substantially all hourly employees of its Harvey, Illinois plant. As of January 1, 2000, the plan and covered employees were merged into the pension plan described above. Employees at the Cartersville, Georgia plant were non-union hourly employees and were not covered under a defined benefit pension plan. Canadian Drawn Steel Corporation ("CDSC") maintained pension plans covering substantially all employees. Benefits for the CDSC salaried employees' plans were based on an average salary for the five most recent years prior to retirement. Benefits for the CDSC bargaining unit employees' plans were based on years of service. Republic Technologies' policy was to fund pension cost in accordance with the requirements of the Employee Retirement Income Security Act of 1974 in the United States and local regulations in Canada.

      CDSC also sponsored postretirement plans for health care and life insurance that covered most full-time employees. The plans paid stated percentages of most necessary medical expenses incurred by retirees, after subtracting payments by other providers and after a stated deductible has been met. Participants became eligible for benefits if they retired from CDSC after reaching age 55 with 10 or more years of service. BLI employees at its Harvey, Illinois plant were covered under the Republic Engineered Steels, Inc post-retirement plan for health and life insurance.

USS/KOBE

      The Predecessor sponsored two noncontributory defined benefit plans covering substantially all former USS/Kobe employees. Benefits under these plans were based upon years of service and final average pensionable earnings, or a minimum benefit based upon years of service, whichever was greater. Assets held by the plans were invested primarily in corporate equity and debt securities and interest bearing cash accounts. In addition, pension benefits from USS/Kobe's two defined contribution plans, which covered participating employees, were based upon years of service and career earnings.

      Republic Technologies International, LLC agreed with the PBGC to maintain a specified level of funding for the USS/Kobe Union Eligible Pension Plan, a defined benefit plan for union employees, based on statutory funding requirements. The agreement with the PBGC with respect to this plan contemplated that contributions would be made as follows: for the year 2000, an amount necessary to avoid an accumulated funding deficiency plus $4.0 million; for 2001, an amount so that the December 31, 2001 credit balance equaled that of December 31, 2000 with interest plus $2.0 million; for 2002, an amount so that the December 31, 2002 credit balance equaled that of December 2001 with interest plus $2.0 million; and for 2003, an amount so that the December 31, 2003 credit balance equaled that of December 31, 2002 with interest plus $2.0 million. The agreement with the PBGC further contemplated that, beginning with 2004, the Predecessor would make contributions to maintain the December 31, 2003 credit balance with interest. As security for such obligation, Republic Technologies International, LLC provided the PBGC with a $5.0 million letter of credit. As a result of the Chapter 11 filings, the Predecessor defaulted on the required pension funding. The PBGC accordingly presented the letter of credit for payment.

      During the period from January 1, 2002 to August 15, 2002, the Predecessor recorded net periodic pension costs of $13.2 million. The components of the Predecessor's net periodic pension costs for the years ended December 31, 2001 and 2000 are summarized as follows:

                                                        Year ended    Year ended
                                                       December 31,  December 31,
                                                           2001          2000
                                                        --------       --------
Service cost                                            $ 10,230       $  9,527
Interest cost on projected benefit obligations            21,479         20,517
Expected return on plan assets                           (18,598)       (19,222)
Amortization of prior service cost                           100            102
Recognized net actuarial (gain)/loss                          56           (327)
Curtailment (gain)                                           (66)          (338)
                                                        --------       --------
                                                        $ 13,201       $ 10,259
                                                        ========       ========

Net periodic pension cost

      During the period from January 1, 2002 to August 15, 2002, the Predecessor recorded net periodic postretirement benefit costs of $13.1 million. The components of the Predecessor's net periodic postretirement benefit cost for the years ended December 31, 2001 and 2000 included the following components:

                                                         Year ended     Year ended
                                                        December 31,  December 31,
                                                           2001           2000
                                                         --------      --------
Service cost of benefit earned                           $  1,707      $  2,198
Interest on accumulated postretirement benefit
   obligations                                             15,843        17,013
Amortization of prior service cost                              6            11
Recognized net actuarial (gain)                                --            (5)
                                                         --------      --------
Net periodic postretirement cost                         $ 17,556      $ 19,217
                                                         ========      ========

      The change in benefit obligation, change in plan assets, funded status and amounts recognized in the consolidated balance sheets related to the Predecessor's pension plans and other postretirement benefits are as follows:

                                                    Pension Plans       Other Postretirement Benefits
                                                    -------------       -----------------------------
                                                     December 31,                December 31,
                                                        2001                       2001
                                                    -------------       -----------------------------
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year             $ 299,270                     $ 238,294
Service cost                                           10,230                         1,707
Interest cost                                          21,480                        15,844
Amendments                                              3,613                        24,534
Foreign currency exchange rate change                    (654)                         (223)
Actuarial (gain) loss                                  57,071                       (11,972)
Curtailment  loss                                      15,424                         2,593
Plan transfers                                            257                            --
Benefits paid                                         (30,774)                      (13,651)
                                                    ---------                     ---------
Benefit obligation at end of year                     375,917                       257,126
                                                    ---------                     ---------

CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year        214,626                            --
Actual return on plan assets                          (10,962)                           --
Employer contribution                                   4,748                        13,651
Foreign currency exchange rate change                    (765)                           --
Benefits paid                                         (30,776)                      (13,651)
Plan transfers                                            257                            --
Assets transferred out                                     --                            --
                                                    ---------                     ---------
Fair value of plan assets at end of year              177,128                            --
                                                    ---------                     ---------

Funded status-underfunded                            (198,789)                     (257,126)
Unrecognized net actuarial (gain) loss                 85,987                         1,815
Unrecognized prior service cost                         4,677                        24,651
                                                    ---------                     ---------
Net amount recognized                               $(108,125)                    $(230,660)
                                                    =========                     =========
Amounts recognized in the statement of
financial position consist of:
       Prepaid benefit cost                         $   5,054                     $      --
       Accrued benefit liability                     (199,879)                     (230,660)
       Accumulated other comprehensive loss            86,700                            --
                                                    ---------                     ---------
Accrued benefit costs                               $(108,125)                    $(230,660)
                                                    =========                     =========

WEIGHTED AVERAGE ASSUMPTIONS:
Discount rate                                            7.18%                         7.19%
Expected return on plan assets                           8.98%
Rate of compensation increase                            0.92%

      The accumulated benefit obligation, projected benefit obligation, and fair value of plan assets for the Predecessor's pension plans with accumulated benefit obligations in excess of plan assets are summarized as follows:

                                                         2001
                                                       --------
Accumulated benefit obligation                         $362,916
Projected benefit obligation                            364,539
Plan assets at fair value                               163,778

      For measurement purposes, a weighted average annual rate of increase in the per capita cost of covered health care claims of 6.5% was assumed for fiscal 2001; the rate assumed to decrease by approximately 0.5% per year to 4.5% for fiscal 2004, and remain at that level thereafter.

      To illustrate the health care cost trend on amounts reported, changing the assumed health care cost trend rates by one percentage point in each year would have the following effects as of and for the fiscal year ended December 31, 2001:

                                                            One Percentage Point
                                                            --------------------
                                                            Increase   Decrease
                                                            --------   --------
Effect on total service and interest cost components        $  1,622   $ (1,426)
Effect on accumulated postretirement benefit obligation       20,418    (17,972)

NOTE 14. SEGMENT INFORMATION

      The Company operates in two reportable segments: hot-rolled and cold-finished. The Predecessor operated its Specialty Steel division as a third segment, however, as discussed in Note 15, the Specialty Steel division was accounted for as a discontinued operation. As such the following information related to the Predecessor does not reflect the Specialty Steel division as a reportable segment. The Company manages the reportable segments as separate strategic business units. Differences between the segments include manufacturing techniques and equipment, competition and end-users. The Company measures segment performance based on earnings before net interest expense, income taxes, and depreciation and amortization expense ("EBITDA"). The Predecessor measured segment performance based on earnings before interest, taxes, depreciation and amortization, other postretirement benefits ("OPEB"), workforce reduction charges, restructuring charges, monitoring fees, gain or loss from the sale of fixed assets, and reorganization items ("EBITDA, as defined").

HOT-ROLLED

      Hot-rolled bars and rods are processed from blooms and billets on rolling mills to change the internal physical properties, size or shape of the steel. Desirable characteristics of hot-rolled products include internal soundness, uniformity of chemical composition and freedom from surface imperfection. The Company's hot-rolled products include rounds, squares and hexagons, in both cut lengths and coils. Customers for hot-rolled products include manufacturers of automotive parts, industrial equipment, independent forgers, steel service centers, and converters. The Company's hot-rolled products are used in the manufacture of end-use products such as automotive drivetrains, engine and transmission parts, bearings and tractor components.

COLD-FINISHED

      Cold-finishing is a value-added process which improves the physical properties of hot-rolled bars and rods. Cold-finished products are produced from hot-rolled bars by cold-drawing, turning, grinding, thermal treating or a combination of these processes. The manufacturing process allows for production of products with more precise size and straightness tolerances, as well as improved strength and surface finish, that provides customers with a more efficient means of producing a number of end products by often eliminating processing steps in the customers' use of the products. The Company's cold-finished products include rounds, squares, hexagons, and flats, all of which can be further processed by turning, grinding or polishing, or a combination thereof. Customers for cold-finished products include manufacturers of automotive parts, industrial equipment, steel service centers and distributors. The Company's cold-finished products are used in the manufacture of end-use products such as automotive steering assemblies, electrical motor shafts, ball and roller bearings, valves and hand tools.

      Inter-segment sales are made at an agreed upon transfer cost which is adjusted quarterly and are eliminated in consolidation. Selling, general and administrative and other costs are allocated 90% to hot-rolled and 10% to cold-finished for the Company and 80% to hot-rolled and 20% to cold-finished for the Predecessor. Pension costs are allocated by the Predecessor based on the amount of payroll incurred by each segment.

                                                THE COMPANY FOR THE PERIOD FROM AUGUST 16, 2002 TO DECEMBER 31, 2002
                                          --------------------------------------------------------------------------------------
                                                                COLD-             TOTAL          INTER-SEGMENT
                                          HOT-ROLLED          FINISHED           SEGMENTS       ELIMINATION/OTHER   CONSOLIDATED
                                          ----------         ---------          ---------       -----------------   ------------
Net sales ...................             $ 288,237          $  44,736          $ 332,973          $ (32,842)         $ 300,131
Depreciation and amortization                 2,341                245              2,586                 --              2,586
Segment (loss) (EBITDA) .....                (5,843)            (3,831)            (9,674)                --             (9,674)
Capital expenditures ........                17,195                101             17,297                 --             17,297
Segment Assets ..............             $ 420,091          $  54,307          $ 474,398                 --          $ 474,398

                                                THE PREDECESSOR FOR THE PERIOD FROM JANUARY 1, 2002 TO AUGUST 15, 2002
                                          --------------------------------------------------------------------------------------
                                                                COLD-             TOTAL          INTER-SEGMENT
                                          HOT-ROLLED          FINISHED           SEGMENTS       ELIMINATION/OTHER   CONSOLIDATED
                                          ----------         ---------          ---------       -----------------   ------------
Net sales ...................             $ 558,290          $ 117,863          $ 676,153          $ (64,170)         $ 611,983
Depreciation and amortization                25,840              2,505             28,345                 --             28,345
Segment profit (loss) (EBITDA,
  as defined) ...............                17,456             (9,276)             8,180                 --              8,180
Capital expenditures ........             $   7,253                 --          $   7,253                 --          $   7,253

                                                         THE PREDECESSOR FOR THE YEAR ENDED DECEMBER 31, 2001
                                          --------------------------------------------------------------------------------------
                                                                COLD-             TOTAL          INTER-SEGMENT
                                          HOT-ROLLED          FINISHED           SEGMENTS       ELIMINATION/OTHER   CONSOLIDATED
                                          ----------         ---------          ---------       -----------------   ------------
Net sales ...................             $ 896,249          $ 213,845         $1,110,094          $(116,387)         $ 993,707
Depreciation and amortization                51,815              5,031             56,846                 --             56,846
Segment profit (loss) (EBITDA,
  as defined) ...............               (20,850)            (4,165)           (25,015)                --            (25,015)
Capital expenditures ........                 3,257                332              3,589                 --              3,589
Segment assets ..............             $ 918,943          $ 115,244         $1,034,187          $  15,372         $1,049,559

                                                         THE PREDECESSOR FOR THE YEAR ENDED DECEMBER 31, 2000
                                          --------------------------------------------------------------------------------------
                                                                COLD-             TOTAL          INTER-SEGMENT
                                          HOT-ROLLED          FINISHED           SEGMENTS       ELIMINATION/OTHER   CONSOLIDATED
                                          ----------         ---------          ---------       -----------------   ------------
Net sales ...................             $1,114,833         $ 280,615         $1,395,448          $(130,047)        $1,265,401
Depreciation and amortization                 55,273             6,202             61,475                 --             61,475
Segment profit (EBITDA,
  as defined) ...............                 68,123            13,779             81,902                 --             81,902
Capital expenditures ........             $   11,977         $   1,088         $   13,065                 --          $  13,065

A reconciliation of EBITDA of the Company and EBITDA, as defined for the Predecessor to loss before income taxes is as follows:

                                                                                 THE PREDECESSOR
                                                     THE COMPANY    ----------------------------------------
                                                     PERIOD FROM    PERIOD FROM
                                                     AUGUST 16,     JANUARY 1,
                                                      2002 TO        2002 TO       YEAR ENDED     YEAR ENDED
                                                    DECEMBER 31,    AUGUST 15,    DECEMBER 31,   DECEMBER 31,
                                                        2002           2002           2001           2000
                                                     ---------      ---------      ---------      ---------
Segment profit (loss) (EBITDA for the Company
and EBITDA, as defined, for the Predecessor) ...     $  (9,674)     $   7,998      $ (25,015)     $  81,902

Depreciation and amortization expense ..........         2,586         28,345         56,846         61,475
Interest expense ...............................         8,551         17,721         56,052        117,495
Special charges ................................            --         10,541         11,633        155,019
OPEB expense ...................................            --         13,062         17,285         18,638
Monitoring fees ................................            --             --          1,000          4,000
Gain from sale of fixed assets .................            --         (4,190)        (1,782)        (4,790)
Reorganization items ...........................            --          2,377         16,031             --
                                                     ---------      ---------      ---------      ---------

Loss before income taxes .......................     $ (20,811)     $ (59,858)     $(182,080)     $(269,935)
                                                     =========      =========      =========      =========

NOTE 15. DISCONTINUED OPERATIONS

      The Predecessor historically reported its Specialty Steel division as a discontinued operation. Certain assets of the Baltimore plant were sold in January 2001. The assets of the Canton plant, representing a substantial portion of the remaining assets, were sold on September 5, 2002.

      A reserve for the estimated operating losses of the Specialty Steel division was made as part of the accounting for the discontinued operations and periodically revised as part of the periodic reassessment of the carrying values of the net assets relating to the discontinued operations. In the period from January 1, 2002 to August 15, 2002, no provision was recorded for any gain or loss from the disposition of the discontinued operations. The Predecessor recorded an additional provision of approximately $0.5 million in 2001. In the year ended December 31, 2000, an additional provision of $16.8 million was made, including a charge of $7.0 million taken for the permanent shutdown of the Baltimore Specialty facility.

      Sales and related losses for the discontinued operations were as follows (net loss on discontinued operations were reflected in the Predecessor's financial statements as a reduction in the accrual for losses on the discontinued operations that was provided as part of the estimated loss on disposition):

                                      PERIOD FROM
                                  JANUARY 1, 2002 TO      YEAR ENDED          YEAR ENDED
                                    AUGUST 15, 2002    DECEMBER 31, 2001   DECEMBER 31, 2000
                                    ---------------    -----------------   -----------------
Net sales ......................       $ 10,111            $ 23,696            $ 44,556
Gross loss .....................         (6,243)             (2,525)             (7,645)
Loss before income taxes .......         (6,672)             (3,459)            (12,614)
Provision for income taxes .....             --                  --                  --
                                       --------            --------            --------
Net loss .......................       $ (6,672)           $ (3,459)           $(12,614)
                                       ========            ========            ========

      Included in the Predecessor's consolidated balance sheet as assets held for sale at December 31, 2001 were $9.0 million of inventories presented as current assets held for sale and $2.4 million of property, plant and equipment presented as non-current assets held for sale. As part of the acquisition of substantially all of the assets of Republic Technologies, the Company purchased $1.9 million of inventory which was related to the Predecessor's specialty steels division facilities.

NOTE 16. RELATED PARTY TRANSACTIONS

THE COMPANY

      A Management Services Agreement dated as of August 16, 2002 between Blue Bar, L.P. and Republic provides that Blue Bar, L.P. will provide certain ongoing advisory and management services to Republic as requested by Republic from time to time. Republic pays Blue Bar, L.P. a quarterly fee of $250,000 for such services and reimburses Blue Bar, L.P. and its affiliates for all reasonable costs and expenses incurred by them in providing such advisory and management services. Republic's obligation to make such payments will terminate upon the first to occur of (i) August 16, 2012, or (ii) the end of the fiscal year in which Blue Bar, L.P., or any of its affiliates, directly or indirectly, ceases to own any membership interests in Republic. As part of the restructuring described in Note 19, Blue Bar, L.P. assigned to Blue Bar Holdings its interests and obligations under the Management Services Agreement.

      On August 16, 2002, Republic paid one-time transaction fees of $3.2 million to an affiliate of KPS Special Situations Fund, L.P. and $0.8 million to an affiliate of Hunt Investment Group, which together owned all of the equity of Blue Bar, L.P., the predecessor of Republic Holdings. These transaction fees were paid out of the proceeds of the capital contribution made by Blue Bar, L.P. to Republic contemporaneously with the Company's acquisition of assets from Republic Technologies.

THE PREDECESSOR

      The Predecessor had a monitoring agreement with Blackstone, Veritas, USX and Kobe, where the parties were to receive an aggregate annual fee of $4.0 million. This agreement was stayed due to the Chapter 11 proceedings, therefore, the Predecessor accrued only $1.0 million under this agreement in 2001.

      During the period from January 1, 2002 to August 15, 2002, and the years ended December 31, 2001 and 2000, the Predecessor had approximately $50.4 million, $77.9 million and $112.9 million, respectively, of net sales to American Axle & Manufacturing, a company controlled by Blackstone.

      The Predecessor and Haynes Specialty Steels Predecessor, a subsidiary of Haynes, a company controlled by Blackstone, were parties to a facilities management agreement dated as of April 15, 1999, by which Haynes agreed to manage the Predecessor's Baltimore, Maryland and Canton, Ohio (Harrison Avenue) specialty steel finishing facilities. The Predecessor continued to own these facilities and approved all material expenditures and financial decisions of Haynes with respect to these facilities. As compensation for the services provided, Haynes received management fees equal to the total compensation costs, including benefits, of the Haynes personnel providing management services to the Predecessor that was allocable to the time these personnel devoted to these facilities. In addition, Haynes was reimbursed by the Predecessor for all of its reasonable out-of-pocket expenses incurred in connection with the provision of management services. This agreement was terminated during 2000.

      The Predecessor also had entered into the following agreements with USX, Kobe and FirstEnergy Service Corp. ("FirstEnergy") (another equity investor in the Predecessor's indirect parent) or their affiliates:

ROUND SUPPLY AGREEMENT

      The Predecessor entered into a five-year supply agreement with USX and the new tubular company owned by USX, which provides for the tubular joint venture purchasing all of its requirements for steel rounds at its Lorain, Ohio pipemill from the Predecessor up to a maximum of 400,000 tons per year for a price equal to the Predecessor's production costs plus an agreed upon margin per ton. The tubular company also had the right to purchase up to an additional 200,000 tons per year for a price equal to the Predecessor's fixed production costs plus an agreed upon margin per ton. If the tubular company was unable to purchase at least 400,000 tons of steel rounds per year for its Lorain, Ohio pipemill, USX was required to purchase any shortfall, under specified circumstances, to satisfy the steel round requirements of its Fairfield, Alabama pipemill facility that could not be satisfied from USX's internal production of steel rounds. The Predecessor sold $73.7 and $106.1 million of seamless rounds to USX in the period from January 1, 2002 to August 15, 2002, and the year ended December 31, 2001, respectively.

COKE SUPPLY AGREEMENT

      The Predecessor entered into a five-year supply agreement with USX, which provided that Republic Technologies purchase substantially all of its requirements for coke for use in its Lorain, Ohio blast furnace from USX. The purchase price for coke was based on market prices and adjusted annually, subject to most favored nations provisions for price and other conditions, which allowed the Predecessor to receive the most favorable terms that USX granted to any of its coke customers. The Predecessor purchased $39.0 million of coke from USX in the period from January 1, 2002 to August 15, 2002 and $51.2 million in the year ended December 31, 2001.

PELLET SUPPLY AGREEMENT

      Under this agreement, the Predecessor agreed to purchase all of its iron ore pellet requirements for its Lorain, Ohio blast furnace from USX for a period of five years. The purchase price for pellets were generally based on market prices and were adjusted annually, subject to most favored nations provisions for price and other conditions, which allowed the Predecessor to receive the most favorable terms that USX granted to any of its pellet customers. The Predecessor purchased $47.1 million of iron ore pellets from USX in the period from January 1, 2002 to August 15, 2002 and $59.9 million in the year ended December 31, 2001.

SAFE HARBOR LEASE MATTERS AGREEMENT

      Pursuant to the master restructuring agreement, the Predecessor received certain property formerly owned by USS/Kobe that qualified as "Safe Harbor Lease Property," thus affording USX and Kobe with tax benefits. The Safe Harbor Lease Matters Agreement contained covenants and warranties to ensure that the property remain qualified as Safe Harbor Lease Property and to ensure the continuation of the tax benefits.

ENERGY MANAGEMENT AGREEMENT

      The Predecessor entered into an agreement with FirstEnergy under which it appointed FirstEnergy as its exclusive representative for the procurement of energy supply and services. FirstEnergy purchased $30.0 million of the Series C convertible preferred stock of Republic Technologies International, Inc. (the Predecessor's ultimate parent).

      The Predecessor also entered into an agreement with the new tubular steel company owned by USX regarding the provision of various utilities and an agreement with USX regarding the provision of various transitional services. In addition, the Predecessor entered into an agreement with USX regarding payment of certain payables owed by USS/KOBE to USX.

NOTE 17. COMMITMENTS AND CONTINGENCIES

      The Company, in the ordinary course of business, is the subject of or party to various pending or threatened legal and environmental actions. The Company provides for the costs related to these matters when a loss is probable and the amount is reasonably estimable. Based on information presently known to the Company, management believes that any ultimate liability resulting from these actions will not have a material adverse affect on its consolidated financial position, results of operations or cash flows.

      In connection with the closing of the asset purchase transaction with Republic Technologies, the USWA took the position that the Company's new labor agreement did not apply to the unionized employees of Canadian Drawn Steel Company, Inc., a Canadian subsidiary of Republic Technologies. In light of the USWA's position and rather than delay consummation of the entire transaction, the parties negotiated the first amendment to the Asset Purchase Agreement, which among various other matters included the inventory and receivables of Canadian Drawn Steel in the assets the Company acquired and gave the Company a one-year option to purchase the other assets of Canadian Drawn Steel for nominal additional consideration, without adjustment to the overall purchase price. Under the option, if the business of Canadian Drawn Steel is sold to a third party, Republic Technologies will pay the net proceeds of that sale to the Company.

      On August 30, 2002, the USWA filed a motion with the Bankruptcy Court seeking to compel the sale to the Company of substantially all of the assets of Canadian Drawn Steel. On September 17, 2002, the Company and Republic Technologies filed separate objections to the USWA's motion, asserting among other things that the USWA had breached the agreement with Republic Technologies with respect to the unionized employees of Canadian Drawn Steel and was attempting to force the Company to assume additional liabilities for legacy costs which the Company did not agree to assume under the Asset Purchase Agreement. In addition, Republic Technologies asserted various procedural defenses against the USWA and the Company objected to several of the factual assumptions underlying the USWA's proposed orders.

      The USWA withdrew its motion described above and on October 21, 2002 filed a complaint with the Bankruptcy Court seeking similar relief as in the motion. The complaint alleged, among other things, that because the Company did not purchase substantially all of the assets of Canadian Drawn Steel, (i) Republic Technologies breached a shutdown agreement with the USWA, (ii) the Company breached a letter agreement with the USWA, (iii) the Company breached the Asset Purchase Agreement and (iv) the Company and Republic Technologies violated an order of the Bankruptcy Court which approved the sale of assets by Republic Technologies to the Company. In the complaint, the USWA requested the Bankruptcy Court to compel the sale to the Company of substantially all of the assets of Canadian Drawn Steel. On December 4, 2002, the Company and Republic Technologies filed separate answers to the USWA's complaint in which the Company and Republic Technologies denied the principal allegations of the USWA and asserted various defenses and counterclaims. The Company expects to vigorously pursue this litigation.

      The Company also uses certain lease arrangements to supplement its financing activities. Rental expense under operating leases was approximately $4.2 million for the period from August 16, 2002 to December 31, 2002. At December 31, 2002, total minimum lease payments under non-cancelable operating leases are $9.3 million in 2003, $6.5 million in 2004, $3.2 million in 2005, $2.5 million in 2006, $1.3 million in 2007 and $1.7 million thereafter.

NOTE 18. ENVIRONMENTAL MATTERS

      As is the case with most steel producers, the Company could incur significant costs related to environmental issues in the future. The Company's operations are subject to federal, state and local environmental laws and regulations that in the event of environmental contamination could result in the Company incurring significant liabilities.

      The Company continuously monitors its compliance with applicable environmental laws and regulations and believes that it currently is in substantial compliance with them. The Company anticipates that its expenditures for environmental control measures during the next 12-month period will be approximately $0.3 million. The Company currently believes that estimated aggregate cost to resolve environmental contingencies are likely to be in the range of $3.9 million to $8.4 million over the lives of its facilities. The Company's reserve to cover probable environmental liabilities was approximately $5.6 million as of December 31, 2002. To the extent the Company incurs any such remediation costs, these costs will most likely be incurred over a number of years; however, future regulatory action regarding historical disposal practices at the Company's facilities, as well as continued compliance with environmental requirements, may require it to incur significant costs that may have a material adverse effect on its future financial performance.

NOTE 19. RESTRUCTURING

      Republic effected a restructuring so that the presentation of the consolidated financial statements of Republic Holdings will satisfy the financial reporting obligations of each of the issuers and guarantors of the notes. As part of the restructuring, Blue Bar, L.P., a Delaware limited partnership and the present parent company of Republic, merged with and into Republic Holdings. In addition, the indenture governing the Company's notes was amended so that the guarantee of Republic Holdings, as successor by merger of Blue Bar, L.P., is full and unconditional. The indenture was also amended to permit Republic Holdings to satisfy Republic's reporting obligations under the indenture so long as Republic Holdings holds 100% of Republic's membership interests and has no material business operations, assets or liabilities of its own. Republic Holdings was formed on January 28, 2003. The consolidated financial statements presented give effect to the common control merger of Blue Bar, L.P. with and into Republic Holdings (successor to Blue Bar L.P.) that was completed on February 10, 2003 as part of the restructuring.

NOTE 20 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS AND SIGNIFICANT GROUP CONCENTRATION OF CREDIT RISK

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

CASH AND CASH EQUIVALENTS
      The carrying amount approximates fair value because of the short maturity of those investments.

      Revolving Credit Facilities - Since these borrowings are based on short-term interest rates available to the Company and the Predecessor, the estimated fair values of these financial instruments approximate their recorded carrying amounts.

LONG-TERM DEBT
      The fair value of the Company's and the Predecessor's long-term debt obligations are estimated based upon quoted market prices for the same or similar issues or on the current rates offered for debt of the same remaining maturities. The fair value of the Predecessor's senior secured notes was determined using quoted market prices. The fair value of the Predecessor's Industrial Revenue Bond approximated book value. Fair values for the Predecessor's remaining economic development financing could not be determined and have been reflected in the table as zero.

REDEEMABLE MEMBERS' INTEREST - CLASS A
      It was not practicable to estimate the fair value of the Predecessor's members' interest, which was not publicly traded.

      The estimated fair values of the Company's and the Predecessor's financial instruments are as follows: (in thousands)

                                       The Company            The Predecessor
                                 ---------------------   -----------------------
                                   December 31, 2002        December 31, 2001
                                 ---------------------   -----------------------
                                 Carrying       Fair       Carrying       Fair
                                  Amount        Value       Amount        Value
                                 --------     --------     --------     --------

Cash and cash equivalents        $  2,107     $  2,107     $  5,745     $  5,745
Revolving credit facility         268,378      268,378      326,016      326,016
Long-term debt                     80,000       80,000      512,377       31,200
Redeemable members' interest          N/A          N/A        3,700          N/A

NOTE 21. CONDENSED CONSOLIDATING SUPPLEMENTAL INFORMATION

      Republic and Blue Steel Capital Corp. have issued $80.0 million aggregate principal amount of 10% senior secured notes due 2009. Each of Republic Holdings and N&T Railway Company LLC has jointly and severally guaranteed the notes on a senior secured basis, and each guarantee is full and unconditional. 2011448 Ontario Limited does not currently guarantee the notes, but it must become a guarantor of the notes in order to exercise its option to acquire the assets and properties associated with the Hamilton, Ontario cold-finishing plant owned by Canadian Drawn Steel Company, Inc., a subsidiary of Republic Technologies. Any domestic subsidiary that Republic may form or acquire in the future will guarantee the notes on a joint and several and full and unconditional basis.

      The following presents supplemental financial information with respect to Republic Holdings, Republic and Blue Steel Capital Corp. on a consolidating basis, the guarantor subsidiaries on a combined consolidating basis and the non-guarantor subsidiaries on a combined consolidating basis at December 31, 2002 and for the period from August 16, 2002 to December 31, 2002.

                             STATEMENT OF OPERATIONS
            FOR THE PERIOD FROM AUGUST 16, 2002 TO DECEMBER 31, 2002

                                                       BLUE STEEL
                                 REPUBLIC               CAPITAL     GUARANTOR    NON-GUARANTOR
                                 HOLDINGS   REPUBLIC     CORP.     SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                 --------   --------    --------   ------------  -------------  ------------  ------------
Net sales.....................              $300,131                                                           $300,131
Cost of goods sold............               293,824                                                            293,824
                                 --------   --------    --------     --------      ---------     ---------      -------
Gross profit .................                 6,307                                                              6,307
                                 --------   --------    --------     --------      ---------     ---------     --------
Selling, general and
  administrative expense......                15,558                                                             15,558
Depreciation expense..........                 2,586                                                              2,586
Other operating expense, net..                   423                                                                423
                                 --------   --------    --------     --------      ---------     ---------     --------
Operating loss................               (12,260)                                                           (12,260)
Interest expense..............                 8,551                                                              8,551
                                 --------   --------    --------     --------      ---------     ---------     --------
Net loss......................               (20,811)                                                           (20,811)
Results of affiliates'
  operations..................   $(20,811)        --                                             $  20,811           --
                                 --------   --------    --------     --------      ---------      --------     --------
Net loss......................   $(20,811)  $(20,811)                                            $  20,811     $(20,811)
                                 ========   ========    ========     ========      =========     =========     ========

                                 BALANCE SHEET
                               DECEMBER 31, 2002

                                                       BLUE STEEL
                                 REPUBLIC               CAPITAL     GUARANTOR    NON-GUARANTOR
                                 HOLDINGS   REPUBLIC     CORP.     SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                 --------   --------    --------   ------------  -------------  ------------  ------------
ASSETS
 Current assets:
  Cash and cash
    equivalents ..........                  $  2,107                                                           $  2,107
  Accounts receivable, net                    82,984                                                             82,984
  Inventories ............                   170,282                                                            170,282
  Prepaid expenses and
    other current assets .                    14,134                                                             14,134
                                 --------   --------    --------     --------      ---------     ---------     --------
Total current assets .....                   269,507                                                            269,507

Property, plant and
  equipment ..............                   146,595                                                            146,595
Accumulated depreciation .                    (2,586)                                                            (2,586)
                                 --------   --------    --------     --------      ---------     ---------     --------
Net property, plant and
  equipment ..............                   144,009                                                            144,009
Intangibles, net .........                     1,144                                                              1,144
Goodwill .................                    58,680                                                             58,680
Investment in subsidiaries       $ 31,189                                                        $ (31,189)
Other assets .............                     1,058                                                              1,058
                                 --------   --------    --------     --------      ---------     ---------     --------
Total assets .............       $ 31,189   $474,398                                             $ (31,189)    $474,398
                                 ========   ========    ========     ========      =========     =========     ========

LIABILITIES AND MEMBER'S
INTEREST
  Current liabilities:
    Revolving credit
     facility ............                  $268,378                                                           $268,378
    Accounts payable .....                    43,276                                                            43,276
    Accrued compensation
     and benefits ........                    25,101                                                            25,101
    Accrued interest .....                     1,434                                                             1,434
    Other accrued
     liabilities .........                    19,688                                                            19,688
                                 --------   --------    --------     --------      ---------     ---------     --------
  Total current
  liabilities ............                   357,877                                                           357,877

  Long-term debt.........:                    80,000                                                            80,000
  Accrued environmental
    liabilities ..........                     5,332                                                             5,332
                                 --------   --------    --------     --------      ---------     ---------     --------
Total liabilities ........                   443,209                                                           443,209
                                 --------   --------    --------     --------      ---------     ---------     --------
  Member's interest ......       $ 31,189   $ 31,189                                             $ (31,189)    $ 31,189
  Accumulated other
    comprehensive loss ...            --          --                                                 --             --
                                 --------   --------    --------     --------      ---------     ---------     --------
  Total member's interest         31,189      31,189                                            (31,189)        31,189
                                 --------   --------    --------     --------      ---------     ---------     --------
  Total liabilities and
    member's interest ....       $ 31,189   $474,398                                             $ (31,189)    $474,398
                                 ========   ========    ========     ========      =========     =========     ========

                             STATEMENT OF CASH FLOWS
            FOR THE PERIOD FROM AUGUST 16, 2002 TO DECEMBER 31, 2002

                                                                 BLUE STEEL
                                           REPUBLIC               CAPITAL     GUARANTOR    NON-GUARANTOR
                                           HOLDINGS   REPUBLIC     CORP.     SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                           --------   ---------    --------   ------------  -------------  ------------  -----------
NET CASH PROVIDED BY OPERATING
  ACTIVITIES .......................       $   --     $  23,817                                                           $  23,817
                                           --------   ---------    --------     --------      ---------      ---------    ---------

 CASH FLOWS FROM INVESTING
  ACTIVITIES:
   Capital expenditures ............                    (17,297)                                                            (17,297)
   Acquisition, net of cash
     acquired ......................                   (323,599)                                                           (323,599)
                                           --------   ---------    --------     --------      ---------      ---------    ---------
NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES .............           --      (340,896)                                                           (340,896)
                                           --------   ---------    --------     --------      ---------      ---------    ---------

CASH FLOWS FROM FINANCING
  ACTIVITIES:
   Net borrowings under
     revolving credit facility .....                    268,378                                                             268,378
   Deferred financing costs ........                     (1,192)                                                             (1,192)
   Proceeds from capital
     contributions .................                     52,000                                                              52,000
                                           --------   ---------    --------     --------      ---------      ---------    ---------
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES .............           --       319,186                                                             319,186
                                           --------   ---------    --------     --------      ---------      ---------    ---------

NET INCREASE IN CASH AND CASH
  EQUIVALENTS ......................                      2,107                                                               2,107
Cash and cash equivalents -
  beginning of period ..............           --            --                                                                  --
                                           --------   ---------    --------     --------      ---------      ---------    ---------
Cash and cash equivalents - end
  of period ........................       $   --     $   2,107                                                           $   2,107
                                           ========   =========    ========     ========      =========      =========    =========

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS
                        REPUBLIC ENGINEERED PRODUCTS LLC
          FOR THE PERIOD FROM AUGUST 16, 2002 TO DECEMBER 31, 2002 AND
                REPUBLIC TECHNOLOGIES INTERNATIONAL HOLDINGS, LLC
       FOR THE PERIOD FROM JANUARY 1, 2002 TO AUGUST 15, 2002 AND FOR THE
                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                                 (IN THOUSANDS)

                                                             Additions
                                            --------------------------------------------
                                Balance at    Charged to                    Charged to
                                Beginning     Costs and                  Other Accounts     Deductions      Balance at
       Description               of Year      Expenses     Recoveries      - Describe      from Reserves   End of Year
       -----------               -------      --------     ----------      ----------      -------------   -----------
ALLOWANCE FOR DOUBTFUL
  ACCOUNTS:
8/16/2002 to 12/31/2002          $12,262      $   308                                          $ 5,556        $ 7,014
1/1/2002 to 8/15/2002              9,422        6,016                                            3,176         12,262
  2001                            19,332        7,770                                           17,680          9,422
  2000                             8,798       10,534                                                          19,332