Form 10-Q
period 2003-03-31
REPUBLIC ENGINEERED PRODUCTS HOLDINGS LLC
filed 2003-05-15
CIK 1216462

                                    FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the three month period ended                         Commission File Number:
March 31, 2003                                           333-100581-04

                    REPUBLIC ENGINEERED PRODUCTS HOLDINGS LLC
             (Exact name of registrant as specified in its charter)

            DELAWARE                                             35-2194249
(State or other jurisdiction                                   (IRS Employer
of incorporation or organization)                            Identification No.)

         3770 EMBASSY PARKWAY
         AKRON, OHIO 44333-8367                         (330) 670-3000
(Address of principal executive offices)         (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 |X| Yes | | No

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 | | Yes |X| No

           REPUBLIC ENGINEERED PRODUCTS HOLDINGS LLC AND SUBSIDIARIES

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

        Republic Engineered Products Holdings LLC and Subsidiaries
                 Consolidated Statement of Operations for the Three
                 Months Ended March 31, 2003 and Republic Technologies International Holdings, LLC and Subsidiaries
                 (Debtor-in-Possession) Consolidated Statement of
                 Operations for the Three Months Ended March 31, 2002      3

        Republic Engineered Products Holdings LLC and Subsidiaries
                 Consolidated Balance Sheets March 31, 2003
                 and December 31, 2002                                     4-5

        Republic Engineered Products Holdings LLC and Subsidiaries
                 Consolidated Statement of Cash Flows for the Three
                 Months Ended March 31, 2003 and Republic Technologies International Holdings, LLC and Subsidiaries
                 (Debtor-in-Possession) Consolidated Statement of Cash
                 Flows for the Three Months Ended March 31, 2002           6

        Republic Engineered Products Holdings LLC and Subsidiaries
                 and Republic Technologies International
                 Holdings, LLC and Subsidiaries (Debtor-in-Possession)
                 Notes to Consolidated Financial Statements                7

Item 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                 20

Item 3. Quantitative and Qualitative Disclosures About Market Risk         29

Item 4. Controls and Procedures                                            29

                   PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                  29

Item 2. Changes in Securities and Use of Proceeds                          30

Item 3. Defaults Upon Senior Securities                                    30

Item 4. Submission of Matters to a Vote of Security Holders                30

Item 5. Other Information                                                  30

Item 6. Exhibits and Reports on Form 8-K                                   31

        Signatures                                                         32

        Certifications                                                     33-34

                         PART I - FINANCIAL INFORMATION

Item 1 - Unaudited Financial Statements

           REPUBLIC ENGINEERED PRODUCTS HOLDINGS LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    for the Three Months Ended March 31, 2003
       REPUBLIC TECHNOLOGIES INTERNATIONAL HOLDINGS, LLC AND SUBSIDIARIES
                             (Debtor-in-Possession)
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    for the Three Months Ended March 31, 2002
                            (In thousands of dollars)
                                   (Unaudited)

                                                     THE COMPANY         THE PREDECESSOR
                                                 THREE MONTHS ENDED    THREE MONTHS ENDED
                                                   MARCH 31, 2003         MARCH 31, 2002
                                                 ------------------    ------------------
Net sales                                            $ 201,503             $ 256,236

Cost of goods sold                                     199,069               244,330
                                                     ---------             ---------

Gross profit                                             2,434                11,906

Selling, general and administrative expense              9,955                 9,999

Depreciation and amortization expense                    2,305                14,170

Special charges (Note 6)                                    --                 4,762

Other operating expense (income), net                    1,171                (1,024)
                                                     ---------             ---------

Operating loss                                         (10,997)              (16,001)

Interest expense, net                                    5,377                 7,839

Reorganization items - expense, net                         --                   654
                                                     ---------             ---------

Loss before income taxes                               (16,374)              (24,494)

Provision for income taxes                                  --                    31
                                                     ---------             ---------

Net loss                                             $ (16,374)            $ (24,525)
                                                     =========             =========

The accompanying notes are an integral part of these statements.

           REPUBLIC ENGINEERED PRODUCTS HOLDINGS LLC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      March 31, 2003 and December 31, 2002
                            (In thousands of dollars)
                                   (Unaudited)

                                                          MARCH 31, 2003     DECEMBER 31, 2002
                                                          --------------     -----------------
ASSETS

Current assets:
       Cash and cash equivalents                            $   3,258            $   2,107
       Accounts receivable, less allowances of $8,339
             and $10,875, respectively                         98,881               82,984
       Inventories (Note 4)                                   151,677              170,282
       Prepaid expenses and other current assets                8,670               14,134
                                                            ---------            ---------

Total current assets                                          262,486              269,507

Property, plant and equipment:
       Land and improvements                                    4,326                4,326
       Buildings and improvements                              22,247               22,247
       Machinery and equipment                                115,126               95,704
       Construction-in-progress                                 5,878               24,318
                                                            ---------            ---------

Total property, plant and equipment                           147,577              146,595

Accumulated depreciation                                       (4,891)              (2,586)
                                                            ---------            ---------

Net property, plant and equipment                             142,686              144,009

Intangible assets, net of accumulated amortization
       of $77 and $48, respectively                             1,274                1,144

Goodwill                                                       58,997               58,680

Other assets                                                    1,058                1,058
                                                            ---------            ---------

Total assets                                                $ 466,501            $ 474,398
                                                            =========            =========

The accompanying notes are an integral part of these statements.

           REPUBLIC ENGINEERED PRODUCTS HOLDINGS LLC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2003 AND DECEMBER 31, 2002
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                          MARCH 31, 2003     DECEMBER 31, 2002
                                                          --------------     -----------------
LIABILITIES AND MEMBERS' INTEREST

    Current liabilities:
         Revolving credit facility                          $ 279,912            $ 268,378
         Accounts payable                                      40,096               43,276
         Accrued compensation and benefits                     25,160               25,101
         Accrued interest                                       1,393                1,434
         Other accrued liabilities                             19,934               19,688
                                                            ---------            ---------
    Total current liabilities                                 366,495              357,877

    Long-term debt                                             80,000               80,000
    Accrued environmental liabilities (Note 11)                 5,191                5,332

                                                            ---------            ---------
Total liabilities                                             451,686              443,209
                                                            ---------            ---------

Members' interest:                                             14,815               31,189
                                                            ---------            ---------

Total liabilities and members' interest                     $ 466,501            $ 474,398
                                                            =========            =========

      The accompanying notes are an integral part of these statements.

           REPUBLIC ENGINEERED PRODUCTS HOLDINGS LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                    for the Three Months Ended March 31, 2003
       REPUBLIC TECHNOLOGIES INTERNATIONAL HOLDINGS, LLC AND SUBSIDIARIES
                             (Debtor-in-Possession)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                    for the Three Months Ended March 31, 2002
                            (In thousands of dollars)
                                   (Unaudited)

                                                                    THE COMPANY         THE PREDECESSOR
                                                                    -----------         ---------------
                                                                 THREE MONTHS ENDED    THREE MONTHS ENDED
                                                                   MARCH 31, 2003        MARCH 31, 2002
                                                                 ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                         $(16,374)             $(24,525)
    Adjustments to reconcile net cash provided by (used in)
        operating activities:
    Depreciation and amortization                                       2,305                14,170
    Amortization of deferred financing cost                                29                 1,552
    Restructuring charges                                                  --                   853
    Reorganization items                                                   --                   654
    Changes in operating assets and liabilities:
        Increase in accounts receivable                               (15,897)              (30,140)
        Decrease in inventory                                          18,605                26,798
        Decrease in prepaid and other assets                            5,464                 4,168
        Decrease in accounts payable                                   (3,180)               (7,683)
        Increase in accrued compensation and benefits                      59                 5,108
        Increase in defined benefit pension obligations                    --                 8,863
        Increase in other postretirement benefits                          --                 2,972
        Decrease in accrued environmental liabilities                    (141)                  (46)
        Increase (decrease) in other current liabilities                  246                (5,494)
     Other                                                               (358)                2,729
                                                                     --------              --------
NET CASH USED IN OPERATING ACTIVITIES                                  (9,242)                  (21)
                                                                     --------              --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                 (982)                 (567)
                                                                     --------              --------
NET CASH USED IN INVESTING ACTIVITIES                                    (982)                 (567)
                                                                     --------              --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings/(payments) under revolving credit facilities        11,534                (1,787)
    Financing costs                                                      (159)                   --
                                                                     --------              --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                    11,375                (1,787)
                                                                     --------              --------
Effect of exchange rate changes on cash                                    --                   (10)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    1,151                (2,385)
Cash and cash equivalents - beginning of period                         2,107                 5,745
                                                                     --------              --------
Cash and cash equivalents - end of period                            $  3,258              $  3,360
                                                                     ========              ========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest                                               $  5,123              $  4,648
                                                                     ========              ========
Cash paid for income taxes                                           $     --              $     16
                                                                     ========              ========

The accompanying notes are an integral part of these statements.

           REPUBLIC ENGINEERED PRODUCTS HOLDINGS LLC AND SUBSIDIARIES
                                       AND
                REPUBLIC TECHNOLOGIES INTERNATIONAL HOLDINGS, LLC
                     AND SUBSIDIARIES (DEBTOR-IN-POSSESSION)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (IN THOUSANDS OF DOLLARS, EXCEPT AS OTHERWISE NOTED)
                                   (UNAUDITED)

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

      Republic Holdings holds all of the outstanding membership interests of Republic Engineered Products LLC ("Republic"). Blue Steel Capital Corp., N&T Railway Company LLC and 2011448 Ontario Limited are wholly owned subsidiaries of Republic. Blue Steel Capital Corp. is a Delaware corporation formed for the sole purpose of issuing notes and holds no assets. N&T Railway Company LLC is a Delaware limited liability company and operates the railroad assets located at the Canton and Lorain, Ohio facilities. 2011448 Ontario Limited is an Ontario corporation and its sole asset is an option to acquire the assets and properties associated with Republic Technologies International, LLC's Hamilton, Ontario cold-finishing facility.

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

The transaction eliminated significant liabilities that had been associated with the business acquired from Republic Technologies. The Company also acquired an option to purchase the assets associated with Republic Technologies' cold-finishing plant located in Hamilton, Ontario on or prior to August 16, 2003 for nominal consideration and the assumption of certain liabilities. The Company incurred significant indebtedness in connection with the consummation of the acquisition, including $80.0 million aggregate principal amount of senior secured notes and borrowings of $301.9 million under a credit facility.

      The Company hired approximately 2,500 of the approximately 3,700 employees of Republic Technologies and entered into a new labor agreement with the United Steelworkers of America ("USWA"), which covers most of the hourly employees and has a five-year term. In comparison to the labor agreement between Republic Technologies and the USWA, the new labor agreement reduces the number of employees and employment costs and provides increased staffing flexibility.

      In order to facilitate the orderly transfer of the special bar quality steel product business from Republic Technologies to the Company, Republic Technologies entered into a transition services agreement with the Company (the "Transition Services Agreement"). Under the Transition Services Agreement, Republic Technologies provided the Company with the ability to maintain an interim supply of certain inventory to sell to customers while the Company modernizes its Lorain facility. Specifically, Republic Technologies continued to operate certain facilities that the Company did not acquire. These facilities included the operation of the 12"mill at Lorain until September 2002, the finishing operation at Canton until October 2002 and the Massillon 18' mill until December 2002. Republic Technologies' railroad company, Nimishillen & Tuscarawas, LLC, operated until December 31, 2002, at which time it's operations were acquired by Republic. Canadian Drawn Steel Company, Inc., a subsidiary of Republic Technologies, continues to operate under the Transition Services Agreement. In addition, the parties supplied other services to each other to ensure the smooth transition of Republic Technologies' business to the Company and the wind down of the Republic Technologies' bankruptcy estate. The Company was also obligated to pay $5.0 million to Republic Technologies for its operation of assets it retained. This fee was paid in five $1.0 million monthly installments which commenced on September 15, 2002. The final payment was paid on January 16, 2003. Under the terms of the Transition Services Agreement, the Company paid these fees to The Bank of New York for the benefit of the holders of Republic Technologies 13 3/4 % senior secured notes.

      The accompanying consolidated financial statements have been prepared on a going concern basis of accounting and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company's performance since December 2002 has been below expectations, negatively affecting liquidity. The Company's liquidity position has also been negatively impacted by an unplanned outage at the Lorain #3 blast furnace resulting from property damage and greater than expected increases in the cost of natural gas during the first quarter of 2003. The Company's net availability on its revolving credit facility at May 13, 2003 was $12.4 million. These factors raise substantial doubt about the Company's ability to continue as a going concern and, therefore, the Company may be unable to realize its assets and discharge its liabilities in the normal course of business.

      Management has sought to improve the Company's liquidity position by taking a number of actions, including reducing its planned capital expenditures from $20 million to $6 million for 2003, pursuing additional financing from the State of Ohio, seeking reimbursement from business interruption and property insurance for damage incurred to the #3 blast furnace at the Lorain facility, and obtaining an extension of the contractual reductions in borrowing capacity under its senior revolving credit facility (see Note 5). There can be no assurance that any of such actions will be successful. Notwithstanding these efforts, the Company may need to obtain additional financing to meet its cash flow requirements, including financing through the sale of additional debt or equity securities. In light of the Company's liquidity, its ability to raise additional capital is negatively impacted. Restrictive covenants included in the revolving credit facility and senior secured notes limit the Company's ability to incur additional indebtedness or sell assets (all of which are pledged), and may otherwise limit the operational and financial flexibility of the Company.

NOTE 2.   BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

      The accompanying consolidated financial statements contain results for Republic Holdings and Republic Technologies for the three months ended March 31, 2003 and 2002, respectively. These consolidated statements are unaudited and have been prepared on a going concern basis of accounting and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. Certain information and footnote disclosures normally prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although management believes that all adjustments, including normal recurring adjustments necessary for a fair presentation, have been made, interim periods are not necessarily indicative of the results of operations for a full year. As such, these financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2002 included in the Company's Form 10-K, filed with the Securities and Exchange Commission.

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances have been eliminated in consolidation. Certain reclassifications have been made to prior period financial statements to conform to current period presentation.

NOTE 3.   ACQUISITION

      On August 16, 2002, Republic acquired a substantial portion of the operating assets of Republic Technologies and its subsidiaries. The total purchase price was $410.9 million, which consists of $10.0 million paid to Republic Technologies, $14.0 million in acquisition fees and expenses, and indebtedness totaling $386.9 million, which included $301.9 million under a senior revolving credit facility, the issuance of $80.0 million in senior secured notes, and $5.0 million under a transition services agreement between the Company and its Predecessor. The total purchase price was allocated to the assets acquired and liabilities assumed, based on a preliminary estimate of their respective fair values. The final purchase accounting adjustment of the Company to reflect the fair value of the assets acquired and liabilities assumed, will be based upon appraisals by independent parties and other estimates of fair values that are still in progress, and are subject to change.

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

      The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at August 16, 2002, as determined based on independent appraisals, and also reflects subsequent adjustments to the estimated fair values through March 31, 2003. As the fair values are estimates, the allocation of the purchase price is subject to adjustment while Republic finalizes plans and assumptions relating to the transaction.

      Current assets                    $299,898
      Property, plant and equipment      129,298
      Goodwill                            58,997
      Other assets                           376
                                        --------
               Total assets              488,569

      Current liabilities                 72,059
      Long-term liabilities                5,622
                                        --------
               Total liabilities          77,681
                                        --------
               Net assets acquired      $410,888
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

NOTE 4.   INVENTORIES

      The components of inventories are as follows:

                                             MARCH 31, 2003    DECEMBER 31, 2002
                                             --------------    -----------------
      Raw materials ......................      $ 11,107          $ 14,368
      Semi-finished and finished goods....       140,570           155,914
                                                --------          --------
      Total ..............................      $151,677          $170,282
                                                ========          ========

      Inventories are reported net of obsolescence reserves of $5.9 million and $5.6 million at March 31, 2003 and December 31, 2002, respectively.

NOTE 5.   REVOLVING CREDIT FACILITIES AND LONG-TERM DEBT

      On August 16, 2002, Republic entered into a credit facility, which matures on June 30, 2007, with Fleet Capital Corporation, as administrative agent, and other lenders. The credit facility consists of a senior revolving credit facility with a total commitment of up to $336.0 million. This total commitment will automatically reduce by $5.0 million on the first day of each quarter commencing the fiscal quarter that begins on July 1, 2003 until such time as the total commitment is reduced to $275.0 million. Availability under the credit facility is limited to a borrowing base as defined in the credit facility. The borrowing base equals the sum of 85% of eligible accounts receivable plus 70% of the net book value of eligible inventory plus the eligible fixed asset component which is currently $100.0 million. Under the current contractual terms of the senior revolving credit facility the borrowing base, effective June 30, 2003, will be reduced to 85% of eligible accounts receivable, plus 60% of eligible inventory, plus the eligible fixed asset component which will be $92.0 million. The Company borrowed an aggregate of $301.9 million in connection with the closing of the acquisition of assets of Republic Technologies, and the Company is entitled to draw amounts under the new credit facility to finance working capital and capital expenditures, and for other general corporate purposes. The availability under the credit facility at May 13, 2003 was $12.4 million.

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

      Borrowings under the credit facility bear interest, at the Company's option, at either a base rate equal to the higher of the "prime rate" by Fleet National Bank, the weighted average of rates on overnight federal funds transactions with members of the Federal Reserve System arranged by federal funds brokers, plus the applicable margin, or a Eurodollar rate on deposits for one, two, three or six month periods, plus the applicable margin. The Company's credit facility balance as of March 31, 2003 was $279.9 million and the average interest rate for the Company's credit facility for the three months ended March 31, 2003 was approximately 5.50% per year for base rate loans and 4.39% per year for Eurodollar loans

      The credit facility contains negative covenants and provisions that restrict, among other things, the ability to incur additional indebtedness or guarantee the obligations of others, grant liens, make investments, pay dividends, repurchase stock or make other forms of restricted payments, merge, consolidate and acquire assets or stock, engage in sale and leaseback transactions or dispose of assets, make capital expenditures in excess of specified annual amounts, engage in transactions with the affiliates, and prepay or amend the senior secured notes. The credit facility also requires the Company to meet financial covenants and ratios, particularly a minimum fixed charge coverage ratio based on operating cash flow to total debt service to be tested quarterly commencing on March 31, 2004.

         In May 2003, the Company's credit facility was amended. Under the terms of the amendment, the maturity date was accelerated to June 30, 2006 and the total commitment was reduced to $315.0 million with the total commitment being reduced by $5.0 million on the first day of each fiscal quarter, commencing with the fiscal quarter beginning January 1, 2004 until the total commitment is reduced to $275.0 million. Consistent with the original credit facility, availability under the amended credit facility is limited to a borrowing base, however, the components of the borrowing base have been amended to delay the June 30, 2003 reduction of the advance rate for eligible inventory from 70% of the net book value to 60% until January 1, 2004. In addition, the reduction in the eligible fixed asset component of the borrowing base originally scheduled to occur on July 1, 2003 has been restructured so that the reduction occurs ratably over a twelve-month period ending June 29, 2004. Finally, the amendment requires the Company to maintain minimum cumulative EBITDA (as defined in the amendment) levels and limits the amount of annual capital expenditures the Company may incur to $9 million in 2003 and $20 million thereafter.

         The credit facility amendment required the Company to pay a $1.6 million restructuring fee to the lenders with $1.1 million of the fee being paid upon execution of the amendment and the remaining $0.5 million being due on January 31, 2004. In addition, the amendment increases the applicable margin on base rate and Eurodollar loans by 1%. Finally, the amendment provides for the issuance of warrants representing five percent of the fully diluted equity of the Company to the lenders upon the occurrence of certain events as defined in the amendment.

         The expression of substantial doubt about the Company's ability to continue as a going concern in the Independent Auditor's Report for the period ended December 31, 2002 constituted a covenant violation and a default under the original credit facility. The amended credit facility contains a waiver to permit non-compliance of this requirement with respect to the period ended December 31, 2002.

      The outstanding notes are senior secured obligations of the issuers, aggregating $80.0 million of principal amount, and will mature on August 16, 2009. Interest on the notes accrues at the rate of 10% per annum and is payable quarterly in cash on each March 31, June 30, September 30 and December 31, commencing September 30, 2002.

      The notes were issued under an indenture dated as of August 16, 2002 among Republic and Blue Steel Capital Corp., as issuers, N&T Railway Company LLC and Blue Bar, L.P., as guarantors, and LaSalle Bank National Association, as trustee. As described in Note 12, the indenture was amended pursuant to the First Supplemental Indenture among Republic, Blue Steel Capital Corp., N&T Railway Company LLC, Republic Holdings and LaSalle Bank National Association. The indenture governing the notes requires the Company to secure the notes and contains significant affirmative and negative covenants including separate provisions imposing restrictions on additional borrowings, certain investments, certain payments, sale or disposal of assets, payment of dividends and change of control provisions, in each case, subject to certain exceptions. The notes are secured, subject to exceptions and limitations, by (1) a first priority lien on, and security interest in, substantially all of the existing assets of the Company and its subsidiaries, other than the Canton CR(TM), inventory, accounts receivable and intellectual property and related assets, and (2) a first priority interest in the capital stock and other equity interests of each direct and indirect subsidiary of Republic Holdings, other than 2011448 Ontario Limited. Each of Republic Holdings and N&T Railway Company LLC has jointly and severally guaranteed the notes on a senior secured basis, and each guarantee is full and unconditional. 2011448 Ontario Limited does not currently guarantee the notes, but it must become a guarantor of the notes in order to exercise its option to acquire the assets and properties associated with the Hamilton, Ontario cold-finishing plant owned by Canadian Drawn Steel Company, Inc., a subsidiary of Republic Technologies. Any domestic subsidiary that Republic may form or acquire in the future will guarantee the notes on a joint and several and full and unconditional basis.

NOTE 6.   PREDECESSOR'S SPECIAL CHARGES

      The Predecessor maintained a Master Collective Bargaining Agreement and settlement agreement (collectively, the "Master CBA") with employees represented by the United Steel Workers of America which required Republic Technologies to offer Early Retirement Buyouts ("ERBs") to at least 1,000 employees and permitted Republic Technologies International, LLC to offer a Voluntary Severance Plan ("VSP"). The purpose of these programs was to reduce the hourly workforce by a net reduction of over 1,900 hourly employees over four years. These programs were substantially voluntary in nature. Accordingly, the costs associated with these workforce reductions were being recognized as the offers were accepted by the employees and intended to be awarded by the Predecessor. During the three months ended March 31, 2002, there was 19 ERB's accepted amounting to $3.9 million.

      As an outcome of restructuring activities, Republic Technologies took several actions resulting in the need to record certain asset impairments and restructuring reserves, including shutting down the Johnstown, Pennsylvania melt shop facility, the Canton, Ohio 12" rolling mill facility, and the Willimantic, Connecticut cold-finishing facility. As a result of these actions, the Predecessor recorded restructuring charges of $0.9 million during the three months ended March 31, 2002. These charges related to supplemental unemployment benefits payments, salary terminations, and the related health insurance costs.

NOTE 7.   SEGMENT INFORMATION

      The Company operates in two reportable segments: hot-rolled and cold-finished. The Predecessor operated its Specialty Steel division as a third segment, however, as discussed in Note 8, the Specialty Steel division was accounted for as a discontinued operation. As such the following information related to the Predecessor does not reflect the Specialty Steel division as a reportable segment. The Company manages the reportable segments as separate strategic business units. Differences between the segments include manufacturing techniques and equipment, competition and end-users. The Company measures segment performance based on earnings before net interest expense, income taxes, and depreciation and amortization expense ("EBITDA"). The Predecessor measured segment performance based on earnings before interest, taxes, depreciation and amortization, other postretirement benefits ("OPEB"), workforce reduction charges, restructuring charges, monitoring fees, gain or loss from the sale of fixed assets, and reorganization items ("EBITDA, as defined").

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

                                                      THE COMPANY FOR THE THREE MONTHS ENDED MARCH 31, 2003
                                            ---------------------------------------------------------------------------------
                                                                                            INTER-SEGMENT
                                            HOT-ROLLED   COLD-FINISHED  TOTAL SEGMENTS    ELIMINATION/OTHER      CONSOLIDATED
                                            ----------   -------------  --------------    -----------------      ------------
Net sales ................................   $ 186,600    $  32,869       $ 219,469           $ (17,966)          $ 201,503
Depreciation and amortization ............       2,113          192           2,305                  --               2,305
Segment (loss) (EBITDA) ..................      (6,733)      (1,959)         (8,692)                 --              (8,692)
Capital expenditures .....................         963           19             982                  --                 982
Segment Assets ...........................     419,129       47,372         466,501                  --             466,501

                                                      THE PREDECESSOR FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                            ---------------------------------------------------------------------------------
                                                                                            INTER-SEGMENT
                                            HOT-ROLLED   COLD-FINISHED  TOTAL SEGMENTS    ELIMINATION/OTHER      CONSOLIDATED
                                            ----------   -------------  --------------    -----------------      ------------
Net sales ................................  $  233,368    $   50,689      $  284,057          $  (27,821)         $  256,236
Depreciation and amortization ............      12,919         1,251          14,170                  --              14,170
Segment profit (loss) (EBITDA, as
     defined) ............................      11,666        (3,147)          8,519                  --               8,519
Capital expenditures .....................         567            --             567                  --                 567
Segment Assets ...........................     907,891       107,375       1,015,266              12,992           1,028,258

      A reconciliation of EBITDA of the Company and EBITDA, as defined for the Predecessor to loss before income taxes is as follows:

                                                            THE COMPANY         THE PREDECESSOR
                                                        THREE MONTHS ENDED     THREE MONTHS ENDED
                                                           MARCH 31, 2003         MARCH 31, 2002
                                                        ------------------     ------------------
Segment profit (loss) (EBITDA for the Company
and EBITDA, as defined, for the Predecessor) .........        $ (8,692)            $  8,519

Depreciation and amortization expense ................           2,305               14,170
Interest expense .....................................           5,377                7,839
Special charges ......................................              --                4,762
OPEB expense .........................................              --                5,588
Reorganization items .................................              --                  654
                                                              --------             --------

Loss before income taxes .............................        $(16,374)            $(24,494)
                                                              --------             --------

NOTE 8.   PREDECESSOR'S DISCONTINUED OPERATIONS

      The Predecessor historically reported its Specialty Steel division as a discontinued operation. Certain assets of the Baltimore plant were sold in January 2001. The assets of the Canton plant, representing a substantial portion of the remaining assets, were sold on September 5, 2002.

      A reserve for the estimated operating losses of the Specialty Steel division was made as part of the accounting for the discontinued operations and periodically revised as part of the periodic reassessment of the carrying values of the net assets relating to the discontinued operations. In the three months ended March 31, 2002, no provision was recorded for any gain or loss from the disposition of the discontinued operations.

      Sales and related losses for the discontinued operations were as follows (net loss on discontinued operations were reflected in the Predecessor's financial statements as a reduction in the accrual for losses on the discontinued operations that was provided as part of the estimated loss on disposition):

                                               THREE MONTHS ENDED
                                                 MARCH 31, 2002
                                               ------------------
        Net sales ........................         $ 4,936
        Gross loss .......................            (623)
        Loss before income taxes .........            (910)
        Provision for income taxes .......              --
                                                   -------
        Net loss .........................         $  (910)
                                                   =======

NOTE 9.   RELATED PARTY TRANSACTIONS

      A Management Services Agreement dated as of August 16, 2002 between Blue Bar, L.P. and Republic provides that Blue Bar, L.P. will provide certain ongoing advisory and management services to Republic as requested by Republic from time to time. Republic pays Blue Bar, L.P. a quarterly fee of $250,000 for such services and reimburses Blue Bar, L.P. and its affiliates for all reasonable costs and expenses incurred by them in providing such advisory and management services. Republic's obligation to make such payments will terminate upon the first to occur of (i) August 16, 2012, or (ii) the end of the fiscal year in which Blue Bar, L.P., or any of its affiliates, directly or indirectly, ceases to own any membership interests in Republic. As part of the restructuring described in Note 12, Blue Bar, L.P. assigned to Blue Bar Holdings its interests and obligations under the Management Services Agreement. On May 15, 2003 the credit facility amendment discussed in Note 5 restricts the payment of management fees if certain liquidity-related benchmarks are not satisfied.

NOTE 10.  CONTINGENCIES

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

NOTE 11.  ENVIRONMENTAL MATTERS

      As is the case with most steel producers, the Company could incur significant costs related to environmental issues in the future. The Company's operations are subject to federal, state and local environmental laws and regulations that in the event of environmental contamination could result in the Company incurring significant liabilities.

      The Company continuously monitors its compliance with applicable environmental laws and regulations and believes that it currently is in substantial compliance with them. The Company anticipates that its expenditures for environmental control measures during the next 12-month period will be approximately $0.3 million. The Company currently believes that estimated aggregate cost to resolve environmental contingencies are likely to be in the range of $3.9 million to $8.4 million over the lives of its facilities. The Company's reserve to cover probable environmental liabilities was approximately $5.5 million as of March 31, 2003. To the extent the Company incurs any such remediation costs, these costs will most likely be incurred over a number of years; however, future regulatory action regarding historical disposal practices at the Company's facilities, as well as continued compliance with environmental requirements, may require it to incur significant costs that may have a material adverse effect on its future financial performance.

NOTE 12.  RESTRUCTURING

      Republic effected a restructuring so that the presentation of the consolidated financial statements of Republic Holdings will satisfy the financial reporting obligations of each of the issuers and guarantors of the notes. As part of the restructuring, Blue Bar, L.P., a Delaware limited partnership and the present parent company of Republic, merged with and into Republic Holdings. In addition, the indenture governing the Company's notes was amended so that the guarantee of Republic Holdings, as successor by merger of Blue Bar, L.P., is full and unconditional. The indenture was also amended to permit Republic Holdings to satisfy Republic's reporting obligations under the indenture so long as Republic Holdings holds 100% of Republic's membership interests and has no material business operations, assets or liabilities of its own. Republic Holdings was formed on January 28, 2003. The consolidated financial statements presented give effect to the common control merger of Blue Bar, L.P. with Republic Holdings (successor to Blue Bar L.P.) that was completed on February 10, 2003 as part of the restructuring.

NOTE 13.  CONDENSED CONSOLIDATING SUPPLEMENTAL INFORMATION

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

      The following presents supplemental financial information with respect to Republic Holdings, Republic and Blue Steel Capital Corp. on a consolidating basis, the guarantor subsidiaries on a combined consolidating basis and the non-guarantor subsidiaries on a combined consolidating basis at March 31, 2003 and for the three months ended March 31, 2003.

                             STATEMENT OF OPERATIONS
                        THREE MONTHS ENDED MARCH 31, 2003

                                                              BLUE STEEL
                                    REPUBLIC                    CAPITAL      GUARANTOR   NON-GUARANTOR
                                    HOLDINGS      REPUBLIC       CORP.     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                    --------      --------    ----------   ------------  -------------   ------------   ------------
Net sales ......................                 $  199,911                 $    1,592                                   $  201,503
Cost of goods sold .............                    197,654                      1,415                                      199,069
                                   ----------    ----------    ----------   ----------     ----------     ----------     ----------
Gross profit ...................                      2,257                        177                                        2,434
                                   ----------    ----------    ----------   ----------     ----------     ----------     ----------
Selling, general and
  administrative expense .......                      9,911                         44                                        9,955
Depreciation expense ...........                      2,302                          3                                        2,305
Other operating expense, net ...                      1,171                         --                                        1,171
                                   ----------    ----------    ----------   ----------     ----------     ----------     ----------
Operating loss .................                    (11,127)                       130                                      (10,997)
Interest expense ...............                      5,377                         --                                        5,377
                                   ----------    ----------    ----------   ----------     ----------     ----------     ----------
Net loss .......................                    (16,504)                       130                                      (16,374)
Results of affiliates'
  operations ...................   $  (16,374)           --                         --                    $   16,374             --
                                   ----------    ----------    ----------   ----------     ----------     ----------     ----------
Net loss .......................   $  (16,374)   $  (16,504)                       130                    $   16,374     $  (16,374)
                                   ==========    ==========    ==========   ==========     ==========     ==========     ==========

                                  BALANCE SHEET
                                 MARCH 31, 2003

                                                              BLUE STEEL
                                    REPUBLIC                    CAPITAL      GUARANTOR   NON-GUARANTOR
                                    HOLDINGS      REPUBLIC       CORP.     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                    --------      --------    ----------   ------------  -------------   ------------   ------------
ASSETS
 Current assets:
  Cash and cash
    equivalents ..............                   $    3,197                 $       61                                   $    3,258
  Accounts receivable, net                           98,636                        245                                       98,881
  Accounts receivable
    with affiliates ..........                           --                        354                          (354)            --
  Inventories ................                      151,644                         33                                      151,677
  Prepaid expenses and
    other current assets .....                        8,677                         (7)                                       8,670
                                  ----------     ----------    ----------   ----------     ----------     ----------     ----------
Total current assets .........                      262,154                        686                          (354)       262,486

Property, plant and
  equipment ..................                      147,477                        100                                      147,577
Accumulated depreciation .....                       (4,884)                        (7)                                      (4,891)
                                  ----------     ----------    ----------   ----------     ----------     ----------     ----------
Net property, plant and
  equipment ..................                      142,593                         93                                      142,686
Intangibles, net .............                        1,274                         --                                        1,274
Goodwill .....................                       58,540                        457                                       58,997

Investment in subsidiaries....    $   14,815            294                         --                    $  (15,109)            --
Other assets .................                        1,058                         --                                        1,058
                                  ----------     ----------    ----------   ----------     ----------     ----------     ----------
Total assets .................    $   14,815     $  465,913                      1,236                    $  (15,463)    $  466,501
                                  ==========     ==========    ==========   ==========     ==========     ==========     ==========

LIABILITIES AND MEMBER'S
INTEREST
  Current liabilities:
    Revolving credit
     facility ................                   $  279,912                                                              $  279,912
    Accounts payable .........                       39,742                 $      354                                       40,096
    Accounts payable with
     affiliates ..............                          354                         --                    $     (354)            --
    Accrued compensation
     and benefits ............                       24,855                        305                                       25,160
    Accrued interest .........                        1,393                         --                                        1,393
    Other accrued
     liabilities .............                       19,651                        283                                       19,934
                                  ----------     ----------    ----------   ----------     ----------     ----------     ----------
  Total current
   liabilities ................                     365,907                        942                                      366,495

  Long-term debt..............                       80,000                                                                  80,000
  Accrued environmental
    liabilities ..............                        5,191                         --                                        5,191
                                  ----------     ----------    ----------   ----------     ----------     ----------     ----------
Total liabilities ........                          451,098                        942                                      451,686
                                  ----------     ----------    ----------   ----------     ----------     ----------     ----------

Member's interest ............    $   14,815         14,815                        294                       (15,109)        14,815
                                  ----------     ----------    ----------   ----------     ----------     ----------     ----------
  Total liabilities and
    member's interest ........    $   14,815     $  465,913                      1,236                    $  (15,463)    $  466,501
                                  ==========     ==========    ==========   ==========     ==========     ==========     ==========

                             STATEMENT OF CASH FLOWS
                     THREE MONTH PERIOD ENDED MARCH 31, 2003

                                                              BLUE STEEL
                                      REPUBLIC                  CAPITAL      GUARANTOR   NON-GUARANTOR
                                      HOLDINGS     REPUBLIC      CORP.     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                      --------     --------   ----------   ------------  -------------   ------------   ------------
NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES .............  $      --    $  (9,255)                 $      13                                   $  (9,242)
                                     ---------    ---------    ---------     ---------     ---------       ---------     ---------

CASH FLOWS FROM INVESTING
 ACTIVITIES:
Capital expenditures ..............                    (982)                                                                  (982)
                                                  ---------    ---------     ---------     ---------       ---------     ---------
NET CASH USED IN INVESTING
 ACTIVITIES .......................         --         (982)                        --                                        (982)
                                     ---------    ---------    ---------     ---------     ---------       ---------     ---------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
Net borrowings under revolving
 credit facility ..................                  11,534                                                                 11,534
Financing costs ...................                    (159)                                                                  (159)
                                     ---------    ---------    ---------     ---------     ---------       ---------     ---------
NET CASH PROVIDED BY FINANCING
 ACTIVITIES .......................         --       11,375                         --                                      11,375
                                     ---------    ---------    ---------     ---------     ---------       ---------     ---------

NET INCREASE IN CASH AND CASH
 EQUIVALENTS ......................                   1,138                         13                                       1,151
Cash and cash equivalents -
 beginning of period ..............         --        2,059                         48                                       2,107
                                     ---------    ---------    ---------     ---------     ---------       ---------     ---------
Cash and cash equivalents - end
 of period ........................  $      --    $   3,197                         61                                   $   3,258
                                     =========    =========    =========     =========     =========       ---------     =========


NOTE 14.  NEW ACCOUNTING PRONOUNCEMENTS

      In June 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"), which requires recognition of the fair value of liabilities associated with the retirement of long-lived assets when a legal obligation to incur such costs arises as a result of the acquisition, construction, development and/or the normal operation of a long-lived asset. Upon recognition of the liability, a corresponding asset is recorded and depreciated over the remaining life of the long-lived asset. SFAS No. 143 defines a legal obligation as one that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. SFAS No. 143 is effective for fiscal years beginning after December 15, 2002. There was no financial statement implication related to the adoption of this statement by the Company effective January 1, 2003.

      In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities. The scope of SFAS No. 146 includes (1) costs to terminate contracts that are not capital leases; (2) costs to consolidate facilities or relocate employees; and (3) termination benefits provided to employees who are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. The provisions of this Statement were effective for exit or disposal activities initiated after December 31, 2002.

There was no financial statement implication related to the adoption of this statement by the Company effective January 1, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

      Our company hired approximately 2,500 of the approximately 3,700 employees of Republic Technologies. Of the approximately 2,500 employees we hired, approximately 2,000 are hourly employees and approximately 500 are salaried employees. We hired substantially all of the employees that had previously been employed by Republic Technologies at the facilities that we acquired. At these acquired facilities, we did not hire approximately 100 employees as a result of revised staffing levels, work eliminations and other factors. We purchased a substantial part, but not all, of Republic Technologies' facilities in Canton and Lorain, Ohio. Employees previously engaged by Republic Technologies at the parts of the Canton and Lorain facilities that we did not purchase were not hired.

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

RESULTS OF OPERATIONS OF OUR COMPANY AND OUR PREDECESSOR

      The historical consolidated financial information of Republic Technologies International Holdings, LLC and Republic Engineered Products Holdings LLC may not be entirely comparable and may be of limited value in evaluating our financial and operating results. The consolidated results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year ended December 31, 2003.

Three Months ended March 31, 2003 compared with Three Months ended March 31,
2002

      The following discussion provides a comparison of the results of operations of our company and Republic Technologies for the three months ended March 31, 2003 and 2002, respectively. The discussion is provided for comparative purposes only, but the value of such a comparison may be limited.

      Net sales for the three months ended March 31, 2003 totaled $201.5 million on shipments of approximately 391,057 net tons compared with net sales of $256.2 million for the three months ended March 31, 2002 on shipments of approximately 525,169 tons. Net sales for the three months ended March 31, 2003 were comprised of $168.6 million for hot-rolled and $32.9 million for cold-finished, compared with hot-rolled net sales of $205.5 million and cold-finished net sales of $50.7 million for the three months ended March 31, 2002. The decrease in net sales and tons shipped reflects the elimination of hot rolled bar and cold finished bar capacity resulting from the idling or sale of two rolling mills and five cold finished bar facilities. Weak service center market demand also contributed to the decrease in shipments for the three months ended March 31, 2003.

      Cost of sales totaled $199.1 million, or 98.8% of net sales, for the three months ended March 31, 2003 compared with cost of sales of $244.3 million, or 95.4% of net sales, for the similar period ended March 31, 2002. Cost of sales for the three months ended March 31, 2003 consisted of $166.6 million on hot-rolled products and $32.5 million on cold-finished products compared with $191.3 million on hot-rolled products and $53.0 million on cold-finished products for the three months ended March 31, 2002. The overall increase in cost of sales as a percentage of net sales from the three months ended March 31, 2002 to the three months ended March 31, 2003 was primarily due to increased natural gas and scrap prices and an unplanned outage at a Lorain, Ohio blast furnace resulting from property damage during the three months ended March 31, 2003.

      Selling, general and administrative expenses were $10.0 million, or 4.9% of net sales, for the three months ended March 31, 2003 compared with $10.0 million, or 3.9% of net sales, for the three months ended March 31, 2002. The selling, general and administrative expenses increased as a percentage of sales due to increased insurance premium costs in the three months ended March 31, 2003 as compared to the three months ended March 31, 2002.

      Depreciation and amortization expenses were $2.3 million for the three months ended March 31, 2003, compared with $14.1 million for the three months ended March 31, 2002. The reduction in depreciation and amortization expense in the current period is primarily a result of the change in basis of fixed assets and intangible assets of Republic Technologies to the fair market value of fixed assets acquired by Republic Holdings.

      There were no special charges for the three months ended March 31, 2003, compared with $4.8 million for the three months ended March 31, 2002. The charges during the three months ended March 31, 2002 included $3.9 million in voluntary early retirement buyouts. These charges also included $0.9 million in supplemental unemployment benefits payments, salary terminations, and the related health insurance costs related to the shutdown of the Johnstown, Pennsylvania melt shop facility, the Canton 12" rolling mill facility, and the Willimantic, Connecticut cold-finishing facility.

      Net interest expense was $5.4 million for the three months ended March 31, 2003 compared with $7.8 million for the three months ended March 31, 2002. The decrease in net interest expense was primarily a result of the Company maintaining a lower average balance in its revolving credit facility, as well as, lower interest rates in the three months ended March 31, 2003 as compared to the Predecessor in the three months ended March 31, 2002.

      As a result of the above, the Company reported a net loss of $16.4 million for the three months ended March 31, 2003 compared with the Predecessor's net loss of $24.5 million for the three months ended March 31, 2002.

OUR LIQUIDITY AND CAPITAL RESOURCES

Going Concern  Matters

      The accompanying consolidated financial statements have been prepared on a going concern basis of accounting and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company's performance since December 2002 has been below expectations, negatively affecting liquidity. The Company's liquidity position has also been negatively impacted by an unplanned outage at the Lorain #3 blast furnace resulting from property damage and greater than expected increases in the cost of natural gas during the first quarter of 2003. The Company's net availability on its revolving credit facility at May 13, 2003 was $12.4 million. These factors raise substantial doubt about the Company's ability to continue as a going concern and, therefore, the Company may be unable to realize its assets and discharge its liabilities in the normal course of business.

      Management has sought to improve the Company's liquidity position by taking a number of actions, including reducing its planned capital expenditures from $20 million to $6 million for 2003, pursuing additional financing from the State of Ohio, seeking reimbursement from business interruption and property insurance for damage incurred to the #3 blast furnace at the Lorain facility, and obtaining an extension of the contractual reductions in borrowing capacity under its senior revolving credit facility. There can be no assurance that any of such actions will be successful. Notwithstanding these efforts, the Company may need to obtain additional financing to meet its cash flow requirements, including financing through the sale of additional debt or equity securities. In light of the Company's liquidity, its ability to raise additional capital is negatively impacted. Restrictive covenants included in the revolving credit facility and senior secured notes limit the Company's ability to incur additional indebtedness or sell assets (all of which are pledged), and may otherwise limit the operational and financial flexibility of the Company.

Liquidity

      Our company's sources of liquidity include cash and cash equivalents, cash from operations and amounts available under our credit facility. Our primary liquidity needs relate to working capital and capital expenditures.

Capital Expenditures

      Republic Engineered Products LLC invested $1.0 million in capital expenditures during the three months ended March 31, 2003 and Republic Technologies invested $0.6 million in capital expenditures during the three months ended March 31, 2002. The Company's current planned capital expenditures for 2003 are $6.0 million, and are expected to be funded using cash from operations, borrowings under the credit facility, and borrowing under loans from the State of Ohio. Capital expenditures are limited under our credit facility to $9.0 million for 2003 and $20.0 million thereafter.

Debt Service Requirements

      We incurred an aggregate of $381.9 million of debt obligations in connection with the acquisition of the assets of Republic Technologies, including $301.9 million of borrowings under our credit facility and the issuance of $80.0 million of notes. We have significant debt repayment obligations under our credit facility and our notes.

      We entered into a credit facility with Fleet Capital Corporation and other lenders on August 16, 2002. Our credit facility consists of a senior revolving credit facility with a commitment of up to $336.0 million. We borrowed a total of $301.9 million upon the closing of the acquisition transaction and immediately paid down the outstanding amount to $269.7 million. At March 31, 2003, we had $279.9 million outstanding under the credit facility. The total commitment of $336.0 million will automatically reduce by $5.0 million on the first day of each quarter commencing the fiscal quarter that begins on July 1, 2003 until such time as the total commitment is reduced to $275.0 million. The amount available to be borrowed at any time is limited by a borrowing base, and the amount available under the credit facility was approximately $12.4 million on May 13, 2003. We are entitled to draw amounts under the credit facility to finance working capital and capital expenditures and for other general corporate purposes.

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

      Borrowings under the credit facility bear interest, at our option, at either a base rate equal to the higher of the "prime rate" announced from time to time by Fleet National Bank at its office in Boston, Massachusetts or the weighted average of rates on overnight federal funds transactions with members of the Federal Reserve System arranged by federal funds brokers, plus the applicable margin; or a Eurodollar rate on deposits for one, two, three or six month periods, plus the applicable margin. The applicable margin on base rate loans initially is 1.25% and on Eurodollar loans is 3.00%. The amendment to our credit facility discussed below increased these applicable margins by 1.0% each. The applicable margin on base rate and Eurodollar loans may be reduced to as low as 0.25% and 2.00%, respectively, if we achieve specified reduced leverage ratios. As of March 31, 2003, borrowings under the credit facility are accruing interest at the rate of 5.50% per year for base rate loans and 4.39% per year for Eurodollar loans.

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

         In May 2003, our credit facility was amended. Under the terms of the amendment, the maturity date was accelerated to June 30, 2006 and the total commitment was reduced to $315.0 million with the total commitment being reduced by $5.0 million on the first day of each fiscal quarter, commencing with the fiscal quarter beginning January 1, 2004 until the total commitment is reduced to $275.0 million. Consistent with the original credit facility, availability under the amended credit facility is limited to a borrowing base, however, the components of the borrowing base have been amended to delay the June 30, 2003 reduction of the advance rate for eligible inventory from 70% of the net book value to 60% until January 1, 2004. In addition, the reduction in the eligible fixed asset component of the borrowing base originally scheduled to occur on July 1, 2003 has been restructured so that the reduction occurs ratably over a twelve-month period ending June 29, 2004. Finally, the amendment requires us to maintain minimum cumulative EBITDA (as defined in the amendment) levels and limits the amount of capital expenditures the Company may incur to $9 million in 2003 and $20 million thereafter.

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

FORWARD LOOKING STATEMENTS

      All statements other than statements of historical fact included in this report, including statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures About Market Risk," regarding our future financial position, results of operations, business strategy, budgets, projected costs and plans and objectives for future operations, are forward-looking statements. In addition, these forward-looking statements generally can be identified by the use of forward-looking terms such as "may," "will," "expect," "intend," "estimate," "anticipate," "foresee," "project," "plan" or "believe" or the negative of these words or variations on these words or similar phrases. We have based these forward-looking statements on our current assumptions, expectations and projections about future events, which are subject to risks and uncertainties. We caution you that a variety of factors could cause business conditions and results to differ materially from what is contained in the forward-looking statements, including the following:

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Our interest expense is sensitive to changes in the general level of interest rates in the United States. At March 31, 2003, we had $80.0 million aggregate principal amount of the notes outstanding and $279.9 million outstanding under our credit facility. Our notes bear interest at a fixed rate of 10% per year, but the interest rate on additional borrowings under our credit facility may vary. As a result, our primary exposure to market risk for changes in interest rates relates to our credit facility. Borrowings under the credit facility bear interest, at our option, at either (1) a base rate equal to the higher of the "prime rate" announced from time to time by Fleet National Bank at its office in Boston, Massachusetts or the weighted average of rates on overnight federal funds transactions with members of the Federal Reserve System arranged by federal funds brokers, plus the applicable margin; or (2) a Eurodollar rate on deposits for one, two, three or six month periods, plus the applicable margin. As of March 31, 2003, borrowings under the credit facility are accruing interest at the rate of 5.50% per year for base rate loans and 4.39% per year for Eurodollar loans.

      Almost all of our transactions are denominated in U.S. dollars, and, as a result, we do not have material exposure to currency exchange-rate risks.

      We do not currently engage in any interest rate, foreign currency exchange rate or commodity price hedging transactions, although we may do so in the future.

ITEM 4.   CONTROLS AND PROCEDURES

      Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-Q, the Company's President and Chief Executive Officer and Chief Financial Officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective in timely alerting the Company's management to material information required to be included in this Form 10-Q and other filings under the Securities Exchange Act of 1934.

      There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no significant deficiencies or material weaknesses that required corrective actions.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      We are involved in various legal proceedings occurring in the ordinary course of business. It is the opinion of management, after consultation with legal counsel, that these matters will not materially affect our consolidated financial position, results of operations or cash flows.

      In connection with the closing of the asset purchase transaction with Republic Technologies, the USWA took the position that our new labor agreement did not apply to the unionized employees employed by Canadian Drawn Steel Company, Inc., a Canadian subsidiary of Republic Technologies. In light of the USWA's position and rather than delay consummation of the entire transaction, the parties negotiated the first amendment to the Asset Purchase Agreement, which, among various other matters, included the inventory and receivables of Canadian Drawn Steel in the assets we acquired and gave us a one-year option to purchase the other assets of Canadian Drawn Steel for nominal additional consideration, without adjustment to the overall purchase price. Under the option, if the business of Canadian Drawn Steel was sold to a third party, Republic Technologies will pay the net proceeds of that sale to us.

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

The USWA withdrew its motion described above and on October 21, 2002 filed a complaint with the Bankruptcy Court seeking similar relief as in the motion. The complaint alleged, among other things, that by our company not purchasing substantially all of the assets of Canadian Drawn Steel, (i) Republic Technologies breached a shutdown agreement with the USWA, (ii) our company breached a letter agreement with the USWA, (iii) our company breached the Asset Purchase Agreement and (iv) our company and Republic Technologies violated an order of the Bankruptcy Court which approved the sale of assets by Republic Technologies to our company. In the complaint, the USWA requests the Bankruptcy Court to compel the sale to our company of substantially all of the assets of Canadian Drawn Steel. On December 4, 2002, we and Republic Technologies filed separate answers to the USWA's complaint in which we and Republic Technologies denied the principal allegations of the USWA and asserted various defenses and counterclaims. Our company expects to vigorously pursue this litigation.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Reports on Form 8 - K

None.

(b)   Exhibits

      99.3 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Joseph
            F. Lapinsky, Chief Executive Officer and Managing Director of Republic Engineered Products Holdings LLC

      99.4 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Joseph
            A. Kaczka, Chief Financial Officer, Vice President, Finance and Controller and Treasurer of Republic Engineered Products Holdings LLC

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPUBLIC ENGINEERED PRODUCTS HOLDINGS LLC AND SUBSIDIARIES


Date: May 15, 2003             By: /s/ Joseph F. Lapinsky
                                   ---------------------------------------------
                               Joseph F. Lapinsky
                               President, Chief Executive Officer
                               and Managing Director


Date: May 15, 2003              By: /s/ Joseph A. Kaczka
                                    --------------------------------------------
                                Joseph A. Kaczka
                                Chief Financial Officer, Vice President, Finance
                                and Controller, Treasurer and Secretary

                                 CERTIFICATIONS

I, Joseph F. Lapinsky, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Republic Engineered Products Holdings LLC (the "Company");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The Company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003                        By: /s/Joseph F. Lapinsky
                                              ----------------------------------
                                          Joseph F. Lapinsky
                                          President, Chief Executive Officer and
                                          Managing Director

                                 CERTIFICATIONS

I, Joseph Kaczka, certify that:

1) I have reviewed this quarterly report on Form 10-Q of Republic Engineered Products Holdings LLC (the "Company");

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4) The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The Company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003              By: /s/Joseph A. Kaczka
                                    --------------------------------------------
                                Joseph A. Kaczka
                                Chief Financial Officer, Vice President, Finance
                                and Controller, Treasurer and Secretary