Form 10-Q
period 2003-06-30
REPUBLIC ENGINEERED PRODUCTS HOLDINGS LLC
filed 2003-08-12
CIK 1216462

                                    FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                  For the six month period ended June 30, 2003
                     Commission File Number: 333-100581-04

                   REPUBLIC ENGINEERED PRODUCTS HOLDINGS LLC
          -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                    35-2194249
 -------------------------------              ---------------------------------
 (State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)

         3770 EMBASSY PARKWAY
        AKRON, OHIO 44333-8367                           (330) 670-3000
----------------------------------------        -------------------------------
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

                                 [X] Yes [ ] No

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 [ ] Yes [X] No

           REPUBLIC ENGINEERED PRODUCTS HOLDINGS LLC AND SUBSIDIARIES

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Republic Engineered Products Holdings LLC and Subsidiaries
                 Unaudited Consolidated Statement of Operations (Going
                 Concern Basis) for the Three and Six Months Ended June
                 30, 2003 and Republic Technologies International
                 Holdings, LLC and Subsidiaries (Debtor-in-Possession)
                 Unaudited Consolidated Statements of Changes in Net
                 Liabilities in Liquidation (Liquidation Basis) for the
                 Three and Six Months Ended June 30, 2002                                                  3

          Republic Engineered Products Holdings LLC and Subsidiaries Consolidated Balance Sheets
                 (Going Concern Basis) June 30, 2003 (Unaudited) and December 31, 2002                   4-5

          Republic Engineered Products Holdings LLC and Subsidiaries Unaudited Consolidated
                 Statement of Cash Flows (Going Concern Basis) for the Six Months Ended June 30,
                 2003 and Republic Technologies International Holdings, LLC and Subsidiaries
                (Debtor-in-Possession) Unaudited Consolidated Statement of Cash Flows (Liquidation
                 Basis) for the Six Months Ended June 30, 2002                                             6

          Republic Engineered Products Holdings LLC and Subsidiaries and Republic Technologies
                 International Holdings, LLC and Subsidiaries (Debtor-in-Possession) Notes to
                 Consolidated Financial Statements                                                         7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations           22

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                      33

Item 4.   Controls and Procedures                                                                         34

                     PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                                               34

Item 2.   Changes in Securities and Use of Proceeds                                                       35

Item 3.   Defaults Upon Senior Securities                                                                 35

Item 4.   Submission of Matters to a Vote of Security Holders                                             35

Item 5.   Other Information                                                                               35

Item 6.   Exhibits and Reports on Form 8-K                                                                35

          Signatures                                                                                      37

              PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

           REPUBLIC ENGINEERED PRODUCTS HOLDINGS LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)
                              (GOING CONCERN BASIS)
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003

       REPUBLIC TECHNOLOGIES INTERNATIONAL HOLDINGS, LLC AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
       CONSOLIDATED STATEMENT OF CHANGES IN NET LIABILITIES IN LIQUIDATION
                                   (UNAUDITED)
                               (LIQUIDATION BASIS)
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002
                            (IN THOUSANDS OF DOLLARS)

                                                          Three Months Ended                         Six Months Ended
                                              ------------------------------------------  -----------------------------------------
                                                   The Company         The Predecessor         The Company        The Predecessor
                                              (Going Concern Basis)  (Liquidation Basis)  (Going Concern Basis)  Liquidation Basis)
                                                 June 30, 2003          June 30, 2002         June 30, 2003        June 30, 2002
                                              ---------------------  -------------------  ---------------------  ------------------
Net sales                                         $    194,512           $    252,590         $    396,015          $    508,825

Cost of goods sold                                     177,513                240,006              376,582               484,336
                                                  ------------           ------------         ------------          ------------

Gross profit                                            16,999                 12,584               19,433                24,489

Selling, general and administrative expense              9,951                  8,885               19,906                18,883

Depreciation and amortization expense                    2,406                 14,175                4,711                28,346

Special charges (Note 6)                                     -                  4,774                    -                 9,535

Other expense (income), net                                290                 (3,404)               1,461                (4,425)
                                                  ------------           ------------         ------------          ------------

Operating income (loss)                                  4,352                (11,846)              (6,645)              (27,850)

Interest expense, net                                    5,996                  7,085               11,373                14,924

Reorganization items                                         -                  1,195                    -                 1,849
                                                  ------------           ------------         ------------          ------------

Loss before income taxes                                (1,644)               (20,126)             (18,018)              (44,623)

Provision for income taxes                                   -                     (2)                   -                    30
                                                  ------------           ------------         ------------          ------------

Net loss                                          $     (1,644)               (20,124)        $    (18,018)              (44,653)
                                                  ============                                ============

Net liabilities at April 1, 2002 and
January 1, 2002 (going concern basis),
respectively                                                                 (695,661)                                  (671,132)

Adjustment to liquidation basis (Note 2)                                     (458,371)                                  (458,371)

Foreign currency translation adjustment                                           614                                        614
                                                                         ------------                               ------------
Net liabilities in liquidation at June
30, 2002                                                                 $ (1,173,542)                              $ (1,173,542)
                                                                         ============                               ============

The accompanying notes are an integral part of these statements.

           REPUBLIC ENGINEERED PRODUCTS HOLDINGS LLC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                              (GOING CONCERN BASIS)
                       JUNE 30, 2003 AND DECEMBER 31, 2002
                            (IN THOUSANDS OF DOLLARS)

                                                                      June 30, 2003     December 31, 2002
                                                                      -------------     -----------------
                                                                       (Unaudited)
ASSETS

Current assets:
     Cash and cash equivalents                                        $       7,278       $      2,107
     Accounts receivable, less allowances of $7,140 and $10,875,
     respectively                                                            94,100             82,984
     Inventories (Note 4)                                                   163,383            170,282
     Prepaid expenses and other current assets                                9,527             14,134
                                                                      -------------       ------------

Total current assets                                                        274,288            269,507

Property, plant and equipment:
     Land and improvements                                                    5,571              4,326
     Buildings and improvements                                              22,247             22,247
     Machinery and equipment                                                118,759             95,704
     Construction-in-progress                                                 1,861             24,318
                                                                      -------------       ------------

Total property, plant and equipment                                         148,438            146,595

Accumulated depreciation                                                     (7,296)            (2,586)
                                                                      -------------       ------------

Net property, plant and equipment                                           141,142            144,009

Intangible assets, net of accumulated amortization
     of $422 and $48, respectively                                            3,407              1,144

Goodwill                                                                     61,215             58,680

Other assets                                                                  1,058              1,058
                                                                      -------------       ------------

Total assets                                                          $     481,110       $    474,398
                                                                      =============       ============

The accompanying notes are an integral part of these statements.

           REPUBLIC ENGINEERED PRODUCTS HOLDINGS LLC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                              (GOING CONCERN BASIS)
                       JUNE 30, 2003 AND DECEMBER 31, 2002
                            (IN THOUSANDS OF DOLLARS)

                                               June 30, 2003    December 31, 2002
                                               -------------    -----------------
                                                (Unaudited)
LIABILITIES AND MEMBERS' INTEREST

Current liabilities:
     Revolving credit facility (Note 5)             282,756            268,378
     Accounts payable                                47,749             43,276
     Accrued compensation and benefits               26,689             25,101
     Accrued interest                                 1,678              1,434
     Other accrued liabilities                       18,941             19,688
                                                 ----------         ----------
Total current liabilities                           377,813            357,877

Long-term debt (Note 5)                              85,000             80,000
Accrued environmental liabilities (Note 11)           5,126              5,332
                                                 ----------         ----------
Total liabilities                                   467,939            443,209
                                                 ----------         ----------

Members' interest:                                   13,171             31,189
                                                 ----------         ----------

Total liabilities and members' interest          $  481,110         $  474,398
                                                 ==========         ==========

The accompanying notes are an integral part of these statements.

           REPUBLIC ENGINEERED PRODUCTS HOLDINGS LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                              (GOING CONCERN BASIS)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003
       REPUBLIC TECHNOLOGIES INTERNATIONAL HOLDINGS, LLC AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                               (LIQUIDATION BASIS)
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002
                            (IN THOUSANDS OF DOLLARS)

                                                                                SIX MONTHS ENDED
                                                                   --------------------------------------------
                                                                       JUNE 30, 2003         JUNE 30, 2002
                                                                        THE COMPANY          THE PREDECESSOR
                                                                   (GOING CONCERN BASIS)    (LIQUIDATION BASIS)
                                                                   ---------------------    -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                            $  (18,018)             $  (44,653)
    Adjustments to reconcile net cash used
        in operating activities:
    Restructuring charges                                                        -                     687
    Gain on sale of fixed assets                                                 -                  (4,191)
    Depreciation and amortization                                            4,710                  28,346
    Amortization of deferred financing cost                                    374                   2,607
    Reorganization items                                                         -                   1,849
    Changes in operating assets and liabilities:
        Increase in accounts receivable                                    (11,395)                (27,657)
        Decrease in inventory                                                6,899                  42,330
        Decrease in prepaid expenses and other current assets                4,914                     589
        Increase (decrease) in accounts payable                              2,088                  (6,473)
        Increase (decrease) in accrued compensation and benefits             1,588                   2,635
        Increase in defined benefit pension obligations                          -                  18,376
        Increase in other postretirement benefits                                -                   6,597
        Decrease in accrued environmental liabilities                         (495)                    (88)
        Decrease in other accrued liabilities                                 (931)                 (7,649)
     Other                                                                      67                   2,098
                                                                        ----------              ----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                        (10,199)                 15,403
                                                                        ----------              ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                    (1,844)                 (4,134)
    Disposition of property, plant and equipment                                 -                   7,005
                                                                        ----------              ----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                         (1,844)                  2,871
                                                                        ----------              ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from long-term debt                                             5,000                       -
    Net proceeds under revolving credit facilities                          14,378                 (13,421)
    Repayments of long-term debt                                                 -                  (3,600)
    Deferred financing costs                                                (2,164)                      -
                                                                        ----------              ----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                         17,214                 (17,021)
                                                                        ----------              ----------
Effect of exchange rate changes on cash                                          -                     614
                                                                        ----------              ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                    5,171                   1,867
Cash and cash equivalents - beginning of period                              2,107                   5,745
                                                                        ----------              ----------
Cash and cash equivalents - end of period                               $    7,278              $    7,612
                                                                        ==========              ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest                                                  $   10,277              $    6,284
                                                                        ==========              ==========

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

         Republic Holdings holds all of the outstanding membership interests of Republic Engineered Products LLC ("Republic"). Blue Steel Capital Corp., N&T Railway Company LLC and 2011448 Ontario Limited are wholly owned subsidiaries of Republic. Blue Steel Capital Corp. is a Delaware corporation formed for the sole purpose of issuing notes and holds no assets. N&T Railway Company LLC ("N&T") is a Delaware limited liability company and operates the railroad assets located at the Canton and Lorain, Ohio facilities. 2011448 Ontario Limited is an Ontario corporation and its sole asset is an option to acquire the assets and properties associated with Republic Technologies International, LLC's Hamilton, Ontario cold-finishing facility.

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

         The Company commenced operations on August 16, 2002 after it acquired a substantial portion of the operating assets of Republic Technologies International, LLC and its subsidiaries ("Republic Technologies" or "the Predecessor") in a sale of assets under Section 363 of the United States Bankruptcy Code. The acquired operating assets accounted for all of Republic Technologies' steel melting capacity, over one-half of its hot-rolling capacity and approximately two-thirds of its cold-finishing production capacity. Management has created a more efficient, higher quality network of production facilities operated by a smaller and more flexible workforce. The transaction eliminated significant liabilities that had been associated with the business acquired from Republic Technologies. The Company also acquired an option to purchase the assets associated with Republic Technologies' cold-finishing plant located in Hamilton, Ontario on or prior to August 16, 2003 for nominal consideration and the assumption of certain liabilities. The Company incurred significant indebtedness in connection with the consummation of the acquisition, including $80.0 million aggregate principal amount of senior secured notes and borrowings of $301.9 million under a credit facility.

         The Company hired approximately 2,350 of the approximately 3,700 employees of Republic Technologies and entered into a new labor agreement with the United Steelworkers of America ("USWA"), which covers most of the hourly employees and expires on August 16, 2007. In comparison to the labor agreement between Republic Technologies and the USWA, the new labor agreement reduces the number of employees and employment costs and provides increased staffing flexibility.

         In order to facilitate the orderly transfer of the special bar quality steel product business from Republic Technologies to the Company, Republic Technologies entered into a transition services agreement with the Company (the "Transition Services Agreement") which expires on August 16, 2003. Under the Transition Services Agreement, Republic Technologies provided the Company with the ability to maintain an interim supply of certain inventory to sell to customers while the Company modernized its Lorain facility. Specifically, Republic Technologies continued to operate certain facilities that the Company did not acquire. These facilities included the 12"mill at Lorain until September 2002, the finishing operation at Canton until October 2002 and the Massillon 18" mill until December 2002. Republic Technologies' railroad company, Nimishillen & Tuscarawas, LLC, operated until December 31, 2002, at which time its operations were acquired by Republic. Canadian Drawn Steel Company, Inc., a subsidiary of Republic Technologies, continues to operate under the Transition Services Agreement. In addition, the parties supplied other services to each other to ensure the smooth transition of Republic Technologies' business to the Company and the wind down of the Republic Technologies bankruptcy estate. The Company was also obligated to pay $5.0 million to Republic Technologies for its operation of assets it retained. This fee was paid in five $1.0 million monthly installments which commenced on September 15, 2002. The final payment was paid on January 16, 2003. Under the terms of the Transition Services Agreement, the Company paid these fees to The Bank of New York for the benefit of the holders of Republic Technologies 13 3/4 % senior secured notes.

         The accompanying consolidated financial statements have been prepared on a going concern basis of accounting and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company's liquidity position has been negatively impacted by greater than expected increases in the cost of natural gas and by unplanned outages during January and June 2003 at the Lorain #3 blast furnace, which resulted in property damage. The Company's performance improved in the second quarter, as compared to the first quarter of 2003 despite sustaining the unplanned Lorain #3 blast furnace outage in June 2003. The Company's net availability on its revolving credit facility at August 8, 2003 was $17.0 million. These factors raise substantial doubt about the Company's ability to continue as a going concern and, therefore, the Company may be unable to realize its assets and discharge its liabilities in the normal course of business.

         Management has sought to improve the Company's liquidity position by taking a number of actions. The Company has reduced its planned capital expenditures from $20 million to $6 million for 2003. Additional financing of $5.0 million was obtained from the State of Ohio (Note 5). The Company sought reimbursement from business interruption and property insurance due to damage incurred to the #3 blast furnace at the Lorain facility. In July 2003, the insurance company issued a partial payment of $5.0 million against this claim. Accordingly, the Company included a receivable of $5.0 million and a corresponding reduction to operating costs in its June 30, 2003 financial statements. Also, on May 15, 2003, the Company obtained an extension of the contractual reductions in borrowing capacity under its senior revolving credit facility (See Note 5). Notwithstanding these efforts, the Company may need to obtain additional financing to meet its cash flow requirements, including financing through the sale of additional debt or equity securities. In light of the Company's liquidity, its ability to raise additional capital is negatively impacted. Restrictive covenants included in the revolving credit facility and senior secured notes limit the Company's ability to incur additional indebtedness or sell assets (all of which are pledged), and may otherwise limit the operational and financial flexibility of the Company.

NOTE 2.           BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements contain results for Republic Holdings and Republic Technologies for the three and six months ended June 30, 2003 and 2002, respectively. Republic Holdings' consolidated statements have been prepared on a going concern basis of accounting. Republic Technologies' statements were prepared on a liquidation basis of accounting. These consolidated statements are unaudited and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. Certain information and footnote disclosures normally prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although management believes that all adjustments, including normal recurring adjustments necessary for a fair presentation, have been made, interim periods are not necessarily indicative of the results of operations for a full year. As such, these financial statements should be read in conjunction with the audited financial statements and notes thereto for the period ended December 31, 2002 included in the Company's Form 10-K, filed with the Securities and Exchange Commission.

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances have been eliminated in consolidation. Certain reclassifications have been made to prior period financial statements to conform to current period presentation.

         The U.S. Bankruptcy Court approved the sale of substantially all the assets of Republic Technologies to the Company on July 11, 2002 in a transaction that closed on August 16, 2002 (Note 1). Republic Technologies' intent was to sell and liquidate its remaining assets, therefore, the accompanying 2002 consolidated financial statements were prepared on the liquidation basis of accounting. Under this basis of accounting, assets and liabilities are stated at their net realizable value, and estimated costs through the liquidation date are provided to the extent reasonably determinable. The liquidation basis of accounting requires significant estimates and judgments. Republic Technologies' adjustments required to convert from the going concern (historical cost) basis to the liquidation basis of accounting includes:

Decrease to reflect net realizable value of property, plant and equipment            $ 433,748
Write-off of deferred financing costs...........................................        22,192
Decrease to reflect the net realizable value of goodwill........................         2,431
                                                                                     ---------
Net decrease in carrying value..................................................     $ 458,371
                                                                                     =========

NOTE 3.           ACQUISITION

         On August 16, 2002, Republic acquired a substantial portion of the operating assets of Republic Technologies and its subsidiaries. The total purchase price was $410.9 million, which consisted of $10.0 million paid to Republic Technologies, $14.0 million in acquisition fees and expenses, and indebtedness totaling $386.9 million, which included $301.9 million under a senior revolving credit facility, the issuance of $80.0 million in senior secured notes, and $5.0 million under a transition services agreement between the Company and Republic Technologies. The total purchase price was allocated to the assets acquired and liabilities assumed, based on a preliminary estimate of their respective fair values.

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

         The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at August 16, 2002, as determined based on independent appraisals, and also reflects any subsequent adjustments to the estimated fair values.

Current assets                  $  300,205
Property, plant and equipment      129,298
Goodwill                            61,215
Other assets                           376
                                ----------
         Total assets              491,094

Current liabilities                 74,901
Long-term liabilities                5,622
                                ----------
         Total liabilities          80,523
                                ----------
         Net assets acquired    $  410,571
                                ==========

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

NOTE 4.           INVENTORIES

         The Company values its inventory at the lower of cost or market applied on a first-in, first-out (FIFO) method for finished and semi-finished goods, and a weighted-average method for raw materials. Inventory standards have been set based on this methodology and periodically reviewed to verify that the standards approximate actual costs. During the second quarter, the Company determined that its standards did not properly reflect actual costs. Thus, the standards were adjusted to reflect the Company's current cost structure, resulting in a $6.0 million increase in inventory, and a corresponding decrease in cost of goods sold. Due to the unusual manufacturing activity in the first quarter caused by the outage of the #3 blast furnace at the Lorain facility, the Company was unable to determine the amount of the adjustment, if any, which should be applied to the first quarter of 2003.

The components of inventories are as follows:

                                                          JUNE 30, 2003   DECEMBER 31, 2002
                                                          -------------   -----------------
Raw materials.........................................    $      13,033      $     14,368
Semi-finished and finished goods......................          150,350           155,914
                                                          -------------      ------------
Total.................................................    $     163,383      $    170,282
                                                          =============      ============

         Inventories are reduced by $7.0 million and $5.6 million at June 30, 2003 and December 31, 2002, respectively due to obsolescence.

NOTE 5.           REVOLVING CREDIT FACILITIES AND LONG-TERM DEBT

         On August 16, 2002, Republic entered into a credit facility, which matures on June 30, 2007, with Fleet Capital Corporation, as administrative agent, and other lenders. The credit facility was amended on May 15, 2003.

REVOLVING CREDIT FACILITY

         Prior to the amendment discussed below, the credit facility consisted of a senior revolving credit facility with a total commitment of up to $336.0 million. This total commitment will automatically reduce by $5.0 million on the first day of each quarter commencing the fiscal quarter that begins on July 1, 2003 until such time as the total commitment is reduced to $275.0 million. Availability under the credit facility was limited to a borrowing base as defined in the credit facility as the sum of 85% of eligible accounts receivable plus 70% of the net book value of eligible inventory plus the eligible fixed asset component which is currently $100.0 million. Under the terms of the senior revolving credit facility prior to the amendment discussed below, the borrowing base, effective June 30, 2003, was to be reduced to 85% of eligible accounts receivable, plus 60% of eligible inventory, plus the eligible fixed asset component, which would have been $92.0 million. The Company borrowed an aggregate of $301.9 million in connection with the closing of the acquisition of assets of Republic Technologies, and the Company is entitled to draw amounts under the new credit facility to finance working capital and capital expenditures, and for other general corporate purposes.

         The borrowings under the credit facility are secured by a first priority perfected security interest in the capital stock and other equity interests of each direct and indirect subsidiary of Republic Holdings, other than 2011448 Ontario Limited, which collateral also secures the senior secured notes in an equal and ratable basis, and all of the Company's presently owned and subsequently acquired inventory, accounts receivable, intellectual property and related assets (other than those of Republic Holdings) and the real estate and fixed assets comprising, and the intellectual property relating to, the Canton, Ohio Caster and Continuing Rolling Facility, or Canton CR(TM). The obligations under the credit facility are secured and are unconditionally and irrevocably guaranteed jointly and severally by Republic Holdings and each of Republic's subsidiaries other than 2011448 Ontario Limited. Republic Holdings' guarantee is limited in recourse to all of Republic's membership interests owned by Republic Holdings, which have been pledged to secure the guarantee.

         Borrowings under the credit facility bear interest, at the Company's option, at either a base rate equal to the higher of the "prime rate" by Fleet National Bank, the weighted average of rates on overnight federal funds transactions with members of the Federal Reserve System arranged by federal funds brokers, plus the applicable margin, or a Eurodollar rate on deposits for one, two, three or six month periods, plus the applicable margin. The applicable margin on base rate loans initially is 1.25% and on Eurodollar loans is 3.00%. The amendment to our credit facility discussed below increased these applicable margins by 1.0% each. The applicable margin on base rate and Eurodollar loans may be reduced to as low as 0.25% and 2.00%, respectively, if we achieve specified reduced leverage ratios. The Company's credit facility balance as of June 30, 2003 was $282.8 million and the average interest rate for the Company's credit facility for the six months ended June 30, 2003 was approximately 5.75% per year for base rate loans and 4.67% per year for Eurodollar loans. As of June 30, 2003, borrowings under the credit facility are accruing interest at the rate of 6.25% per year for base rate loans and 5.21% per year for Eurodollar loans.

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

AMENDMENT TO REVOLVING CREDIT FACILITY

         On May 15, 2003, the Company's credit facility was amended. Under the terms of the amendment, the maturity date was accelerated to June 30, 2006 and the total commitment was reduced to $315.0 million with the total commitment being reduced by $5.0 million on the first day of each fiscal quarter, commencing with the fiscal quarter beginning January 1, 2004 until the total commitment is reduced to $275.0 million. Consistent with the original credit facility, availability under the amended credit facility is limited to a borrowing base, however, the components of the borrowing base have been amended to delay the June 30, 2003 reduction of the advance rate for eligible inventory from 70% of the net book value to 60% until January 1, 2004. In addition, the reduction in the eligible fixed asset component of the borrowing base originally scheduled to occur on July 1, 2003 was restructured so that the reduction occurs ratably over a twelve-month period ending June 29, 2004. The availability under the credit facility as amended at August 8, 2003 was $17.0 million. Finally, the amendment requires the Company to maintain minimum cumulative EBITDA (as defined in the amendment) levels and limits the amount of annual capital expenditures the Company may incur to $9.0 million in 2003 and $20.0 million thereafter.

         The credit facility amendment required the Company to pay a $1.6 million restructuring fee to the lenders with $1.1 million of the fee was paid upon execution of the amendment and the remaining $0.5 million is due on January 31, 2004. In addition, the amendment increases the applicable margin on base rate and Eurodollar loans by 1.0%. Finally, the amendment provides for the issuance of warrants representing five percent of the fully diluted equity of the Company to the lenders upon the occurrence of certain events as defined in the amendment.

LONG-TERM DEBT

         The outstanding notes are senior secured obligations of the issuers, aggregating $80.0 million of principal amount, and will mature on August 16, 2009. Interest on the notes accrues at the rate of 10% per annum and is payable quarterly in cash on each March 31, June 30, September 30 and December 31, commencing September 30, 2002.

         The notes were issued under an indenture dated as of August 16, 2002 among Republic and Blue Steel Capital Corp., as issuers, N&T Railway Company LLC and Blue Bar, L.P., as guarantors, and LaSalle Bank National Association, as trustee. As described in Note 12, the indenture was amended pursuant to the First Supplemental Indenture among Republic, Blue Steel Capital Corp., N&T Railway Company LLC, Republic Holdings and LaSalle Bank National Association. The indenture governing the notes requires the Company to redeem the notes with certain proceeds from asset sales of any collateral that secures the notes and contains significant affirmative and negative covenants including separate provisions imposing restrictions on additional borrowings, certain investments, certain payments, sale or disposal of assets, payment of dividends and change of control provisions, in each case, subject to certain exceptions. The notes are secured, subject to exceptions and limitations, by (1) a first priority lien on, and security interest in, substantially all of the existing assets of the Company and its subsidiaries, other than the Canton CR(TM), inventory, accounts receivable and intellectual property and related assets, and (2) a first priority interest in the capital stock and other equity interests of each direct and indirect subsidiary of Republic Holdings, other than 2011448 Ontario Limited. Each of Republic Holdings and N&T Railway Company LLC has jointly and severally guaranteed the notes on a senior secured basis, and each guarantee is full and unconditional. 2011448 Ontario Limited does not currently guarantee the notes, but it must become a guarantor of the notes in order to exercise its option to acquire the assets and properties associated with the Hamilton, Ontario cold-finishing plant owned by Canadian Drawn Steel Company, Inc., a subsidiary of Republic Technologies. Any domestic subsidiary that Republic may form or acquire in the future will guarantee the notes on a joint and several and full and unconditional basis.

         On June 6, 2003, the Company obtained a $5.0 million loan from the Ohio Department of Development. This loan is secured by the 20" mill at the Lorain facility and accrues interest at the rate of 3% per annum payable on the first day of each calendar month until the loan matures in July 2008.

NOTE 6.           PREDECESSOR'S SPECIAL CHARGES

         The Predecessor maintained a Master Collective Bargaining Agreement and settlement agreement (collectively, the "Master CBA") with employees represented by the United Steel Workers of America which required Republic Technologies to offer Early Retirement Buyouts ("ERBs") to at least 1,000 employees and permitted Republic Technologies International, LLC to offer a Voluntary Severance Plan ("VSP"). The purpose of these programs was to reduce the hourly workforce by a net reduction of over 1,900 hourly employees over four years. These programs were substantially voluntary in nature. Accordingly, the costs associated with these workforce reductions were being recognized as the offers were accepted by the employees and intended to be awarded by the Predecessor. During the six months ended June 30, 2002, there were 43 ERB's accepted amounting to $8.8 million.

         As an outcome of restructuring activities, Republic Technologies took several actions resulting in the need to record certain asset impairments and restructuring reserves, including shutting down the Johnstown, Pennsylvania melt shop facility, the Canton, Ohio 12" rolling mill facility, and the Willimantic, Connecticut cold-finishing facility. As a result of these actions, the Predecessor recorded restructuring charges of $0.7 million during the six months ended June 30, 2002. These charges related to supplemental unemployment benefits payments, salary terminations, and the related health insurance costs.

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

                                               THE COMPANY FOR THE THREE MONTHS ENDED JUNE 30, 2003
                                      -----------------------------------------------------------------------
                                                     COLD-        TOTAL        INTER-SEGMENT
                                      HOT-ROLLED    FINISHED     SEGMENTS    ELIMINATION/OTHER   CONSOLIDATED
                                      ----------   ----------   ----------   -----------------   ------------
Net sales..........................   $  181,899   $   33,569   $  215,468      $  (20,956)       $  194,512
Depreciation and amortization......        2,214          192        2,406               -             2,406
Segment profit (EBITDA)............        4,230        2,528        6,758               -             6,758
Capital expenditures...............          699          163          862               -               862
Segment Assets.....................      432,153       48,957      481,110               -           481,110

                                              THE PREDECESSOR FOR THE THREE MONTHS ENDED JUNE 30, 2002
                                      -----------------------------------------------------------------------
                                                     COLD-        TOTAL        INTER-SEGMENT
                                      HOT-ROLLED    FINISHED     SEGMENTS    ELIMINATION/OTHER   CONSOLIDATED
                                      ----------   ----------   ----------   -----------------   ------------
Net sales..........................   $  229,818   $   48,236   $  278,054      $  (25,464)       $  252,590
Depreciation and amortization......       12,921        1,254       14,175               -            14,175
Segment profit (loss) (EBITDA,
  as defined)......................       11,838       (3,336)       8,502               -             8,502
Capital expenditures...............        3,567            -        3,567               -             3,567
Segment Assets.....................      446,767       81,915      528,682          14,461           543,143

                                              THE COMPANY FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                      -----------------------------------------------------------------------
                                                     COLD-        TOTAL        INTER-SEGMENT
                                      HOT-ROLLED    FINISHED     SEGMENTS    ELIMINATION/OTHER   CONSOLIDATED
                                      ----------   ----------   ----------   -----------------   ------------
Net sales..........................   $  368,500   $   66,437   $  434,937      $  (38,922)       $  396,015
Depreciation and amortization......        4,327          384        4,711               -             4,711
Segment profit(loss) (EBITDA)......       (2,503)         569       (1,934)              -            (1,934)
Capital expenditures...............        1,662          182        1,844               -             1,844
Segment Assets.....................      432,153       48,957      481,110               -           481,110

                                               THE PREDECESSOR FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                      -----------------------------------------------------------------------
                                                     COLD-        TOTAL        INTER-SEGMENT
                                      HOT-ROLLED    FINISHED     SEGMENTS    ELIMINATION/OTHER   CONSOLIDATED
                                      ----------   ----------   ----------   -----------------   ------------
Net sales..........................   $  462,992   $   99,118   $  562,110      $  (53,285)       $  508,825
Depreciation and amortization......       25,841        2,505       28,346               -            28,346
Segment profit (loss) (EBITDA,
  as defined)......................       23,503       (6,483)      17,020               -            17,020
Capital expenditures...............        4,134            -        4,134               -             4,134
Segment Assets.....................      446,767       81,915      528,682          14,461           543,143

         A reconciliation of EBITDA of the Company and EBITDA, as defined for the Predecessor, to loss before income taxes is as follows:

                                                      THREE MONTHS ENDED                 SIX MONTHS ENDED
                                               -------------------------------   -------------------------------
                                               JUNE 30, 2003    JUNE 30, 2002    JUNE 30, 2003    JUNE 30, 2002
                                               -------------   --------------    -------------   ---------------
                                                THE COMPANY    THE PREDECESSOR    THE COMPANY    THE PREDECESSOR
                                               -------------   --------------    -------------   ---------------
Segment profit (loss) (EBITDA for the
Company and EBITDA, as defined, for the
Predecessor).................................  $       6,758     $     8,502     $      (1,934)    $    17,020

Depreciation and amortization expense........          2,406          14,175             4,711          28,346
Interest expense.............................          5,996           7,085            11,373          14,924
Special charges..............................              -           4,774                 -           9,535
Gain on sale of fixed assets.................              -          (4,191)                -          (4,191)
OPEB expense.................................              -           5,590                 -          11,180
Reorganization items.........................              -           1,195                 -           1,849
                                               -------------     -----------     -------------     -----------
Loss before income taxes.....................  $      (1,644)    $   (20,126)    $     (18,018)    $   (44,623)
                                               =============     ===========     =============     ===========

NOTE 8.           PREDECESSOR'S DISCONTINUED OPERATIONS

         The Predecessor historically reported its Specialty Steel division as a discontinued operation. Certain assets of the Baltimore plant were sold in January 2001. The assets of the Canton plant, representing a substantial portion of the remaining assets, were sold on September 5, 2002.

         A reserve for the estimated operating losses of the Specialty Steel division was made as part of the accounting for the discontinued operations and periodically revised as part of the periodic reassessment of the carrying values of the net assets relating to the discontinued operations. In the six months ended June 30, 2002, no provision was recorded for any gain or loss from the disposition of the discontinued operations.

         Sales and related losses for the discontinued operations were as follows (net loss on discontinued operations were reflected in the Predecessor's financial statements as a reduction in the accrual for losses on the discontinued operations that was provided as part of the estimated loss on disposition):

                                     SIX MONTHS ENDED
                                      JUNE 30, 2002
                                     ----------------
Net sales..........................     $    8,514
Gross loss.........................         (2,439)
Loss before income taxes...........         (2,726)
Provision for income taxes.........              -
                                        ----------
Net loss...........................     $   (2,726)
                                        ==========

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

         The USWA withdrew its motion described above and on October 21, 2002 filed a complaint with the Bankruptcy Court seeking similar relief as in the motion. The complaint alleged, among other things, that because the Company did not purchase substantially all of the assets of Canadian Drawn Steel, (i) Republic Technologies breached a shutdown agreement with the USWA, (ii) the Company breached a letter agreement with the USWA, (iii) the Company breached the Asset Purchase Agreement and (iv) the Company and Republic Technologies violated an order of the Bankruptcy Court which approved the sale of assets by Republic Technologies to the Company. In the complaint, the USWA requested the Bankruptcy Court to compel the sale to the Company of substantially all of the assets of Canadian Drawn Steel. On December 4, 2002, the Company and Republic Technologies filed separate answers to the

USWA's complaint in which the Company and Republic Technologies denied the principal allegations of the USWA and asserted various defenses and counterclaims. The Company expects to vigorously pursue this litigation. An evidentiary hearing is scheduled for August 29, 2003, to determine whether or not the Company's new labor agreement applies to the unionized employees of Canadian Drawn Steel.

NOTE 11.          ENVIRONMENTAL MATTERS

         As is the case with most steel producers, the Company could incur significant costs related to environmental issues in the future. The Company's operations are subject to federal, state and local environmental laws and regulations that in the event of environmental contamination could result in the Company incurring significant liabilities.

         The Company continuously monitors its compliance with applicable environmental laws and regulations and believes that it currently is in substantial compliance with them. The Company anticipates that its expenditures for environmental control measures during the next 12-month period will be approximately $0.3 million. The Company currently believes that estimated aggregate costs to resolve environmental contingencies are likely to be in the range of $3.9 million to $8.4 million over the lives of its facilities. The Company's reserve to cover probable environmental liabilities was approximately $5.1 million as of June 30, 2003. To the extent the Company incurs any such remediation costs, these costs will most likely be incurred over a number of years; however, future regulatory action regarding historical disposal practices at the Company's facilities, as well as continued compliance with environmental requirements, may require it to incur significant costs that may have a material adverse effect on its future financial performance.

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

         The following presents supplemental financial information with respect to Republic Holdings, Republic and Blue Steel Capital Corp. on a consolidating basis, the guarantor subsidiaries on a combined consolidating basis and the non-guarantor subsidiaries on a combined consolidating basis at June 30, 2003 and for the six months ended June 30, 2003.

                             STATEMENT OF OPERATIONS
                        THREE MONTHS ENDED JUNE 30, 2003
                            (IN THOUSANDS OF DOLLARS)

                                                      BLUE STEEL                       NON-
                                REPUBLIC               CAPITAL      GUARANTOR       GUARANTOR
                                HOLDINGS   REPUBLIC     CORP.      SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                --------   --------   ----------   ------------    ------------   ------------   ------------
Net sales.....................             $192,947                 $    1,565                                   $   194,512
Cost of goods sold............              176,171                      1,342                                       177,513
                                --------    -------   ----------    ----------     ------------   ------------   -----------
Gross profit .................               16,776                        223                                        16,999
                                --------   --------   ----------    ----------     ------------   ------------   -----------
Selling, general and
  administrative expense......                9,923                         28                                         9,951
Depreciation expense..........                2,403                          3                                         2,406
Other operating expense, net..                  290                          -                                           290
                                --------   --------   ----------    ----------     ------------   ------------   -----------
Operating gain................                4,160                        192                                         4,352
Interest expense..............                5,996                          -                                         5,996
                                --------   --------   ----------    ----------     ------------   ------------   -----------
Net loss......................               (1,836)                       192                                        (1,644)
Results of affiliates'
  operations..................  $ (1,644)         -                          -                    $      1,644             -
                                --------   --------   ----------    ----------     ------------   ------------   -----------
Net loss......................  $ (1,644)  $ (1,836)                       192                    $      1,644   $    (1,644)
                                ========   =========  ==========    ==========     ============   ============   ===========

                             STATEMENT OF OPERATIONS
                         SIX MONTHS ENDED JUNE 30, 2003
                            (IN THOUSANDS OF DOLLARS)

                                                      BLUE STEEL                       NON-
                                REPUBLIC               CAPITAL      GUARANTOR       GUARANTOR
                                HOLDINGS   REPUBLIC     CORP.      SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                --------   --------   ----------   ------------    ------------   ------------   ------------
Net sales.....................             $392,858                 $     3,157                                  $   396,015
Cost of goods sold............              373,825                       2,757                                      376,582
                                --------    -------   ----------   ------------    ------------   ------------   -----------
Gross profit .................               19,033                         400                                       19,433
                                --------   --------   ----------   ------------    ------------   ------------  ------------
Selling, general and
  administrative expense......               19,834                          72                                       19,906
Depreciation expense..........                4,705                           6                                        4,711
Other operating expense, net..                1,461                           -                                        1,461
                                --------   --------   ----------   ------------    ------------   ------------   -----------
Operating loss................               (6,967)                        322                                       (6,645)
Interest expense..............               11,373                           -                                       11,373
                                --------   --------   ----------   ------------    ------------   ------------   -----------
Net loss......................              (18,340)                        322                                      (18,018)
Results of affiliates'
  operations..................  $(18,018)         -                           -                   $     18,018             -
                                 -------   --------   ----------   ------------    ------------   ------------   -----------
Net loss......................  $(18,018)  $(18,340)                        322                   $     18,018   $   (18,018)
                                ========   ========   ==========   ============    ============   ============   ===========

                                  BALANCE SHEET
                                  JUNE 30, 2003
                            (IN THOUSANDS OF DOLLARS)

                                                      BLUE STEEL                       NON-
                                REPUBLIC               CAPITAL       GUARANTOR       GUARANTOR
                                HOLDINGS   REPUBLIC     CORP.      SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                --------   --------   ----------   ------------    ------------   ------------   ------------
ASSETS
 Current assets:
  Cash and cash
    equivalents ..............             $  7,254                 $        24                                  $      7,278
  Accounts receivable, net ...               93,482                         618                                        94,100
  Accounts receivable
    with affiliates ..........                    -                         566                           (566)             -
  Inventories ................              163,350                          33                                       163,383
  Prepaid expenses and
    other current assets .....                9,525                           2                                         9,527
                                --------   --------   ----------    -----------    ------------   ------------   ------------
Total current assets .........              273,611                       1,243                           (566)       274,288

Property, plant and
  equipment ..................              148,338                         100                                       148,438
Accumulated depreciation .....               (7,286)                        (10)                                       (7,296)
                                --------   --------   ----------    -----------    ------------   ------------   ------------
Net property, plant and
  equipment ..................              141,052                          90                                       141,142
Intangibles, net .............                3,407                           -                                         3,407
Goodwill .....................               60,758                         457                                        61,215
Investment in subsidiaries      $ 13,171        486                           -                   $    (13,657)             -
Other assets .................                1,058                           -                                         1,058
                                --------   --------   ----------    -----------    ------------   ------------   ------------
Total assets .................  $ 13,171   $480,372                       1,790                   $    (14,223)  $    481,110
                                ========   ========   ==========    ===========    ============   ============   ============

LIABILITIES AND
MEMBER'S INTEREST
  Current liabilities:
    Revolving credit
     facility ................             $282,756                                                              $    282,756
    Accounts payable .........               47,206                 $       543                                        47,749
    Accounts payable with
     affiliates ..............                  566                           -                   $       (566)             -
    Accrued compensation
     and benefits ............               26,240                         449                                        26,689
    Accrued interest .........                1,678                           -                                         1,678
    Other accrued
     liabilities .............               18,629                         312                                        18,941
                                --------   --------   ----------    -----------    ------------   ------------   ------------
  Total current liabilities ..              377,075                       1,304                                       377,813

  Long-term debt..............               85,000                                                                    85,000
  Accrued environmental
    liabilities ..............                5,126                           -                                         5,126
                                --------   --------   ----------    -----------    ------------   ------------   ------------
Total liabilities ............              467,201                       1,304                                       467,939
                                --------   --------   ----------    -----------    ------------   ------------   ------------
Member's interest ............  $ 13,171   $ 13,171                         486                   $    (13,657)  $     13,171
                                --------   --------   ----------    -----------    ------------   ------------   ------------

  Total liabilities and
    member's interest ........  $ 13,171   $480,372                 $     1,790                   $    (14,223)  $    481,110
                                ========   ========   ==========    ===========    ============   ============   ============

                             STATEMENT OF CASH FLOWS
                      SIX MONTH PERIOD ENDED JUNE 30, 2003
                            (IN THOUSANDS OF DOLLARS)

                                                          BLUE STEEL                       NON-
                                    REPUBLIC               CAPITAL       GUARANTOR       GUARANTOR
                                    HOLDINGS   REPUBLIC     CORP.      SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                    --------   --------   ----------   ------------    ------------   ------------   ------------
NET CASH USED IN OPERATING
 ACTIVITIES.......................  $      -   $(10,175)                $     (24)                                   $   (10,199)
                                    --------   --------   ----------    ---------      ------------   ------------    ----------

CASH FLOWS FROM INVESTING
 ACTIVITIES:
Capital expenditures..............               (1,844)                                                                  (1,844)
                                               --------   ----------   ---------       ------------   ------------   -----------
NET CASH USED IN INVESTING
 ACTIVITIES.......................         -     (1,844)                        -                                         (1,844)
                                    --------   --------   ----------    ---------      ------------   ------------   -----------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
Net borrowings under revolving
 credit facility..................               14,378                                                                   14,378
Proceeds from long-term debt......                5,000                                                                    5,000
Financing costs...................               (2,164)                                                                  (2,164)
                                    --------   --------   ----------    ---------      ------------   ------------   -----------
NET CASH PROVIDED BY FINANCING
 ACTIVITIES.......................         -     17,214                         -                                         17,214
                                    --------   --------   ----------    ---------      ------------   ------------   -----------

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS.............                5,195                       (24)                                         5,171
Cash and cash equivalents -
 beginning of period..............         -      2,059                        48                                          2,107
                                    --------   --------   ----------    ---------      ------------   ------------   -----------
Cash and cash equivalents - end
 of period........................  $      -   $  7,254                        24                                    $     7,278
                                    ========   ========   ==========   ==========      ============   ------------   ===========

NOTE 14.          NEW ACCOUNTING PRONOUNCEMENTS

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities. The scope of SFAS No. 146 includes (1) costs to terminate contracts that are not capital leases; (2) costs to consolidate facilities or relocate employees; and (3) termination benefits provided to employees who are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. The provisions of this Statement were effective for exit or disposal activities initiated after December 31, 2002. There was no financial statement implication related to the adoption of this statement by the Company effective January 1, 2003.

         In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, which addresses disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year end. The disclosure requirements are effective for financial statements for periods ending after December 15, 2002. Refer to Note 13 for discussion of the Company's guarantees.

         In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For public companies with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation applies to that company no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. The application of this Interpretation does not have an effect on the company's consolidated financial statements.

         In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies accounting for derivative instruments and hedging activities under SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 provides guidance relating to decisions made (a) as part of the Derivatives Implementation Group process, (b) in connection with other FASB projects dealing with financial instruments and (c) regarding implementation issues raised in the application of the definition of a derivative and the characteristics of a derivative that contains financing components. SFAS No. 149 is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003. The application of this Statement is not expected to have a material impact on the Company's consolidated financial statements.

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments and Characteristics of both Liabilities and Equity, which requires freestanding financial instruments such as mandatory redeemable shares, forward purchase contracts and written put options to be reported as liabilities by their issuers, as well as imposing related new disclosure requirements. The provisions of SFAS No. 150 are effective for instruments entered into or modified after May 31, 2003 and pre-existing instruments as of the beginning of the first interim period that commences after June 15, 2003. The application of this Statement is not expected to have a material effect on the Company's consolidated financial statements.

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

         Our company hired approximately 2,350 of the approximately 3,700 employees of Republic Technologies. Of the approximately 2,350 employees we hired, approximately 1,900 are hourly employees and approximately 450 are salaried employees. We hired substantially all of the employees that had previously been employed by Republic Technologies at the facilities that we acquired. At these acquired facilities, we did not hire approximately 100 employees as a result of revised staffing levels, work eliminations and other factors. We purchased a substantial part, but not all, of Republic Technologies' facilities in Canton and Lorain, Ohio. Employees previously engaged by Republic Technologies at the parts of the Canton and Lorain facilities that we did not purchase were not hired.

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

         The transaction eliminated significant liabilities that had been associated with the business acquired from Republic Technologies, including $425 million in principal amount of Republic Technologies' 13 3/4% senior secured notes, approximately $219.6 million of trade accounts payable, approximately $134.7 million in revenue bonds and loans from governmental entities and approximately $453.4 million of retiree pension and health benefits costs. We purchased the assets free and clear of any liabilities pursuant to the order of the Bankruptcy Court, except for those liabilities that we explicitly assumed pursuant to the terms of the Asset Purchase Agreement. These assumed liabilities include obligations under the contracts that we purchased from Republic Technologies; up to $32.0 million of trade payables incurred by Republic Technologies after it filed for bankruptcy protection; up to $2.6 million of accrued freight, utilities and other miscellaneous current liabilities of Republic Technologies; up to $3.6 million of taxes incurred by Republic Technologies in the ordinary course of business after it filed for bankruptcy protection; all liabilities arising after the closing of the acquisition from or under the purchased assets; and certain environmental clean-up obligations of Republic Technologies under a U.S. Environmental Protection Agency corrective action order that may arise after the closing of the acquisition relating to real property that we purchased at the Canton, Ohio facility. In addition, we agreed to reimburse Republic Technologies for up to $29.5 million of wages, withholding taxes, vacation benefits, management performance incentives, and health insurance benefits incurred but not reported to the extent that these liabilities had been accrued by Republic Technologies prior to the closing of the transaction and are not otherwise covered by any insurance or welfare benefit fund maintained by Republic Technologies.

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

RESULTS OF OPERATIONS OF OUR COMPANY AND OUR PREDECESSOR

         The historical consolidated financial information of Republic Technologies and Republic Holdings may not be entirely comparable and may be of limited value in evaluating our financial and operating results. The consolidated results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year ended December 31, 2003.

Three Months ended June 30, 2003 compared with Three Months ended June 30, 2002

         The following discussion provides a comparison of the results of operations of our company and Republic Technologies for the three months ended June 30, 2003 and 2002, respectively. The discussion is provided for comparative purposes only, but the value of such a comparison may be limited.

         Net sales for the three months ended June 30, 2003 totaled $194.5 million on shipments of approximately 376,790 net tons compared with net sales of $252.6 million for the three months ended June 30, 2002 on shipments of approximately 509,262 tons. Net sales for the three months ended June 30, 2003 were comprised of $160.9 million for hot-rolled and $33.6 million for cold-finished, compared with hot-rolled net sales of $204.4 million and cold-finished net sales of $48.2 million for the three months ended June 30, 2002. The decrease in net sales and tons shipped reflects the elimination of hot-rolled bar and cold-finished bar capacity resulting from the idling or sale of two rolling mills and four cold-finished bar facilities. Weak service center market demand also contributed to the decrease in shipments for the three months ended June 30, 2003.

         Cost of sales totaled $177.5 million, or 91.3% of net sales, for the three months ended June 30, 2003 compared with cost of sales of $240.0 million, or 95.0% of net sales, for the similar period ended June 30, 2002. Cost of sales for the three months ended June 30, 2003 consisted of $147.0 million on hot-rolled products and $30.5 million on cold-finished products compared with $190.0 million on hot-rolled products and $50.0 million on cold-finished products for the three months ended June 30, 2002. The overall decrease in cost of sales as a percentage of net sales for the three months ended June 30, 2003 compared to the three months ended June 30, 2002 was primarily due to the increased utilization of production facilities and reduced labor costs associated to our new labor contract implemented in August 2002. During the three months ended June 30, 2003, the Company recorded a $5.0 million reduction to cost of goods sold as a result of the partial reimbursement from a business interruption and property insurance claim. This claim was filed due to the unplanned outage and damage to the #3 blast furnace at the Lorain facility during the first quarter of 2003. This damage also caused the Company to experience an additional outage at the #3 blast furnace in June 2003. The estimated costs related to the June outage which have been included in the Company's cost of goods sold for the three months ended June 30, 2003 are approximately $5.8 million. The Company's inventory standards were also updated to reflect the current cost structure resulting in a $6.0 million increase in inventory and a corresponding decrease in cost of goods sold. Due to the unusual manufacturing activity in the first quarter caused by the outage of the #3 blast furnace at the Lorain facility, the Company was unable to determine the amount of the adjustment, if any, which should be applied to the first quarter of 2003.

         Selling, general and administrative expenses were $10.0 million, or 5.1% of net sales, for the three months ended June 30, 2003 compared with $8.9 million, or 3.5% of net sales, for the three months ended June 30, 2002. The selling, general and administrative expenses increased as a percentage of sales due to a $1.1 million increase in insurance premium costs in the three months ended June 30, 2003 as compared to the three months ended June 30, 2002.

         Depreciation and amortization expenses were $2.4 million for the three months ended June 30, 2003, compared with $14.2 million for the three months ended June 30, 2002. The reduction in depreciation and amortization expense in the current period is primarily a result of the change in basis of fixed assets and intangible assets of Republic Technologies to the fair market value of fixed assets acquired by Republic Holdings.

         There were no special charges for the three months ended June 30, 2003, compared with $4.8 million for the three months ended June 30, 2002. The charges during the three months ended June 30, 2002 included $4.9 million in voluntary early retirement buyouts. These charges also included $0.7 million in supplemental unemployment benefits payments, salary terminations, and the health insurance costs related to the shutdown of Republic Technologies' Johnstown, Pennsylvania melt shop facility, Canton 12" rolling mill facility, and Willimantic, Connecticut cold-finishing facility. A gain of $0.8 million as a result of Republic Technologies' Willimantic plant sale and the reversal of a substantial portion of Republic Technologies' related shutdown reserve offset these charges.

         Net interest expense was $6.0 million for the three months ended June 30, 2003 compared with $7.1 million for the three months ended June 30, 2002. The decrease in net interest expense was primarily a result of the Company maintaining a lower average balance in its revolving credit facility, as well as lower interest rates in the three months ended June 30, 2003 as compared to the Predecessor in the three months ended June 30, 2002.

         As a result of the above, the Company reported a net loss of $1.6 million for the three months ended June 30, 2003 compared with the Predecessor's net loss of $20.1 million for the three months ended June 30, 2002.

Six Months ended June 30, 2003 compared with Six Months ended June 30, 2002

         The following discussion provides a comparison of the results of operations of our company and Republic Technologies for the six months ended June 30, 2003 and 2002, respectively. The discussion is provided for comparative purposes only, but the value of such a comparison may be limited.

         Net sales for the six months ended June 30, 2003 totaled $396.0 million on shipments of approximately 767,847 net tons compared with net sales of $508.8 million for the six months ended June 30, 2002 on shipments of approximately 1,317,927 tons. Net sales for the six months ended June 30, 2003 were comprised of $329.6 million for hot-rolled and $66.4 million for cold-finished, compared with hot-rolled net sales of $409.7 million and cold-finished net sales of $99.1 million for the six months ended June 30, 2002. The decrease in net sales and tons shipped reflects the elimination of hot-rolled bar and cold-finished bar capacity resulting from the idling or sale of two rolling mills and four cold-finished bar facilities. Weak service center market demand also contributed to the decrease in shipments for the six months ended June 30, 2003.

         Cost of sales totaled $376.6 million, or 95.1% of net sales, for the six months ended June 30, 2003 compared with cost of sales of $484.3 million, or 95.2% of net sales, for the similar period ended June 30, 2002. Cost of sales for the six months ended June 30, 2003 consisted of $313.7 million on hot-rolled products and $62.9 million on cold-finished products compared with $382.6 million on hot-rolled products and $101.7 million on cold-finished products for the six months ended June 30, 2002. Cost of sales as a percentage of net sales from the six months ended June 30, 2003 to the six months ended June 30, 2002 remained essentially unchanged. Increased natural gas and scrap prices and unplanned outages at a Lorain, Ohio blast furnace resulting from property damage offset the benefits of increased utilization of production facilities and reduced labor costs associated to our new labor contract implemented in August 2002. During the six months ended June 30, 2003, the Company recorded a $5.0 million reduction to cost of goods sold as a result of the partial reimbursement from a business interruption and property insurance claim. This claim was filed due to the unplanned outage and damage to the #3 blast furnace at the Lorain facility during the first quarter of 2003. This damage also caused the Company to experience an additional outage at the #3 blast furnace in June 2003. The estimated costs related to the June outage which have been included in the Company's cost of goods sold for the six months ended June 30, 2003 are approximately $5.8 million. The Company's inventory standards also were updated to reflect the current cost structure resulting in a $6.0 million increase in inventory and a corresponding decrease in cost of goods sold. Due to the unusual manufacturing activity in the first quarter caused by the outage of the #3 blast furnace at the Lorain facility, the Company was unable to determine the amount of the adjustment, if any, which should be applied to the first quarter of 2003.

         Selling, general and administrative expenses were $19.9 million, or 5.0% of net sales, for the six months ended June 30, 2003 compared with $18.9 million, or 3.7% of net sales, for the six months ended June 30, 2002. The selling, general and administrative expenses increased as a percentage of sales primarily due to a $2.5 million increase in insurance premium costs in the six months ended June 30, 2003 as compared to the six months ended June 30, 2002 offset by a reduction of salary wage costs of $1.9 million.

         Depreciation and amortization expenses were $4.7 million for the six months ended June 30, 2003, compared with $28.3 million for the six months ended June 30, 2002. The reduction in depreciation and amortization expense in the current period is primarily a result of the change in basis of fixed assets and intangible assets of Republic Technologies to the fair market value of fixed assets acquired by Republic Holdings.

         There were no special charges for the six months ended June 30, 2003, compared with $9.5 million for the six months ended June 30, 2002. The charges during the six months ended June 30, 2002 included $8.8 million in voluntary early retirement buyouts. These charges also included $1.5 million in supplemental unemployment benefits payments, salary terminations, and the health insurance costs related to the shutdown of Republic Technologies' Johnstown, Pennsylvania melt shop facility, Canton 12" rolling mill facility, and Willimantic, Connecticut cold-finishing facility. A gain of $0.8 million as a result of Republic Technologies' Willimantic plant sale and the reversal of a substantial portion of Republic Technologies' related shutdown reserve offset these charges.

         Net interest expense was $11.4 million for the six months ended June 30, 2003 compared with $14.9 million for the six months ended June 30, 2002. The decrease in net interest expense was primarily a result of the Company maintaining a lower average balance in its revolving credit facility, as well as lower interest rates in the six months ended June 30, 2003 as compared to the Predecessor in the six months ended June 30, 2002.

         As a result of the above, the Company reported a net loss of $18.0 million for the six months ended June 30, 2003 compared with the Predecessor's net loss of $44.7 million for the six months ended June 30, 2002.

OUR LIQUIDITY AND CAPITAL RESOURCES

Going Concern Matters

         The accompanying consolidated financial statements have been prepared on a going concern basis of accounting and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company's liquidity position has been negatively impacted by unplanned outages during January and June of 2003 at the Lorain #3 blast furnace resulting from property damage, as well as greater than expected increases in the cost of natural gas. The Company's performance improved in the second quarter as compared to the first quarter of 2003 despite sustaining the additional unplanned #3 blast furnace outage in June 2003. However, the Company's overall performance for the first half of 2003 was below expectations, negatively affecting liquidity. The Company's net availability on its revolving credit facility at August 8, 2003 was $17.0 million. These factors raise substantial doubt about the Company's ability to continue as a going concern and, therefore, the Company may be unable to realize its assets and discharge its liabilities in the normal course of business.

         Management has sought to improve the Company's liquidity position by taking a number of actions. The Company has reduced its planned capital expenditures from $20 million to $6 million for 2003. Additional financing of $5.0 million was obtained from the State of Ohio (Note 5). The Company sought reimbursement from business interruption and property insurance due to damage incurred to the #3 blast furnace at the Lorain facility. In July 2003, the insurance company issued a partial payment of $5.0 million against this claim. Accordingly, the Company included a receivable of $5.0 million and a corresponding reduction to operating costs in its June

30, 2003 financial statements. Also, on May 15, 2003, the Company obtained an extension of the contractual reductions in borrowing capacity under its senior revolving credit facility (See Note 5). Notwithstanding these efforts, the Company may need to obtain additional financing to meet its cash flow requirements, including financing through the sale of additional debt or equity securities. In light of the Company's liquidity, its ability to raise additional capital is negatively impacted. Restrictive covenants included in the revolving credit facility and senior secured notes limit the Company's ability to incur additional indebtedness or sell assets (all of which are pledged), and may otherwise limit the operational and financial flexibility of the Company.

Liquidity

         Our company's sources of liquidity include cash and cash equivalents, cash from operations and amounts available under our credit facility. Our primary liquidity needs relate to working capital and capital expenditures.

Capital Expenditures

         Republic invested $1.8 million in capital expenditures during the six months ended June 30, 2003 and Republic Technologies invested $4.1 million in capital expenditures during the six months ended June 30, 2002. The Company's current planned capital expenditures for 2003 are $6.0 million, and are expected to be funded using cash from operations, borrowings under the credit facility, and borrowing under loans from the State of Ohio. Capital expenditures are limited under our credit facility to $9.0 million in 2003 and $20.0 million thereafter.

Debt Service Requirements

         We incurred an aggregate of $381.9 million of debt obligations in connection with the acquisition of the assets of Republic Technologies, including $301.9 million of borrowings under our credit facility and the issuance of $80.0 million of notes. We have significant debt repayment obligations under our credit facility and our notes.

         We entered into a credit facility with Fleet Capital Corporation and other lenders on August 16, 2002. Prior to the amendment discussed below, our credit facility consisted of a senior revolving credit facility with a commitment of up to $336.0 million. We borrowed a total of $301.9 million upon the closing of the acquisition transaction and immediately paid down the outstanding amount to $269.7 million. At June 30, 2003, we had $282.8 million outstanding under the credit facility. Under the original facility, the total commitment of $336.0 million was to automatically reduce by $5.0 million on the first day of each quarter commencing the fiscal quarter that begins on July 1, 2003 until such time as the total commitment was reduced to $275.0 million. We are entitled to draw amounts under the credit facility to finance working capital and capital expenditures and for other general corporate purposes.

         Our borrowings under our credit facility are secured by a first priority perfected security interest in the capital stock and other equity interests of each direct and indirect subsidiary of Republic Holdings, other than 2011448 Ontario Limited, which collateral also secures our senior secured notes on an equal and ratable basis, and all presently owned and subsequently acquired inventory, accounts, intellectual property and related assets of Republic and the guarantors (other than Republic Holdings) and the real estate and fixed assets comprising, and the intellectual property relating to, our Canton, Ohio Caster and Continuing Rolling Facility ("Canton CR(TM)"). The obligations under the credit facility are secured and are unconditionally and irrevocably guaranteed jointly and severally by Republic Holdings and each of Republic's subsidiaries other than 2011448 Ontario Limited. Republic Holdings' guarantee is limited in recourse to all of Republic's membership interests owned by Republic Holdings, which have been pledged to secure the guarantee.

         Borrowings under the credit facility bear interest, at our option, at either a base rate equal to the higher of the "prime rate" announced from time to time by Fleet National Bank at its office in Boston, Massachusetts or the weighted average of rates on overnight federal funds transactions with members of the Federal Reserve System arranged by federal funds brokers, plus the applicable margin; or a Eurodollar rate on deposits for one, two, three or six month periods, plus the applicable margin. The applicable margin on base rate loans initially is 1.25% and on Eurodollar loans is 3.00%. The amendment to our credit facility discussed below increased these applicable margins by 1.0% each. The applicable margin on base rate and Eurodollar loans may be reduced to as low as 0.25% and 2.00%, respectively, if we achieve specified reduced leverage ratios. As of June 30, 2003, borrowings under the credit facility are accruing interest at the rate of 6.25% per year for base rate loans and 5.21% per year for Eurodollar loans.

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

         On May 15, 2003, our credit facility was amended. Under the terms of the amendment, the maturity date was accelerated to June 30, 2006 and the total commitment was reduced to $315.0 million with the total commitment being reduced by $5.0 million on the first day of each fiscal quarter, commencing with the fiscal quarter beginning January 1, 2004 until the total commitment is reduced to $275.0 million. Consistent with the original credit facility, availability under the amended credit facility is limited to a borrowing base, however, the components of the borrowing base have been amended to delay the June 30, 2003 reduction of the advance rate for eligible inventory from 70% of the net book value to 60% until January 1, 2004. In addition, the reduction in the eligible fixed asset component of the borrowing base originally scheduled to occur on July 1, 2003 has been restructured so that the reduction occurs ratably over a twelve-month period ending June 29, 2004. The amount available under the credit facility was approximately $17.0 million on August 8, 2003. Finally, the amendment requires us to maintain minimum cumulative EBITDA (as defined in the amendment) levels and limits the amount of capital expenditures the Company may incur to $9 million in 2003 and $20 million thereafter.

         We issued $80.0 million aggregate principal amount of our notes to Republic Technologies as partial consideration for the assets acquired. Republic Technologies directed our company to issue the notes to the Republic Liquidating Trust, a trust established by Republic Technologies for the benefit of the holders of Republic Technologies' 13 3/4% senior secured notes. Interest on the notes accrues at the rate of 10% per annum and is payable quarterly in cash on each March 31, June 30, September 30, and December 31, commencing September 30, 2002.

         Our notes were issued under an indenture dated as of August 16, 2002 among Republic and Blue Steel Capital Corp., as issuers, N&T Railway Company LLC and Blue Bar, L.P., as guarantors, and LaSalle Bank National Association, as trustee. As described in Note 12, the indenture was amended pursuant to the First Supplemental Indenture among Republic, Blue Steel Capital Corp., N&T Railway Company LLC, Republic Holdings and LaSalle Bank National Association. The indenture governing the notes requires us to redeem the notes with certain proceeds from asset sales of any collateral that secures the notes and contains significant affirmative and negative covenants including separate provisions imposing restrictions on additional borrowings, certain investments, certain payments, sale or disposal of assets, payment of dividends and change of control provisions, in each case, subject to certain exceptions. The notes are secured, subject to exceptions and limitations, by (1) a first priority lien on, and security interest in, substantially all of the existing assets of Republic and its subsidiaries other than the Canton CR(TM) facility, inventory, accounts receivable and intellectual property and related assets, and (2) a first priority interest in the capital stock and other equity interests of each direct and indirect subsidiary of Republic Holdings, other than 2011448 Ontario Limited. Each of Republic Holdings and N&T Railway Company LLC has jointly and severally guaranteed the notes on a senior secured basis, and each guarantee is full and unconditional. 2011448 Ontario Limited does not currently guarantee the notes, but it must become a guarantor of the notes in order to exercise its option to acquire the assets and properties associated with the Hamilton, Ontario cold-finishing plant owned by Canadian Drawn Steel Company, Inc., a subsidiary of Republic Technologies. Any domestic subsidiary that Republic may form or acquire in the future will guarantee the notes on a joint and several and full and unconditional basis.

         On June 6, 2003, the Company obtained a $5.0 million loan from the Ohio Department of Development. This loan is secured by the 20" mill at the Lorain facility and accrues interest at the rate of 3% per annum payable on the first day of each calendar month until the loan matures in July 2008.


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

Acquisition

         We are required to allocate the purchase price of the acquisition of assets from Republic Technologies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. We engaged a third-party appraisal firm to assist us in determining the fair values of the property, plant and equipment acquired. Such valuations and the determination of the fair values of other tangible and intangible assets acquired and liabilities assumed require management to make significant estimates and assumptions. Our assessment of the purchased intangible assets, including the option to purchase the assets and properties associated with Republic Technologies' Hamilton, Ontario cold-finishing facility as well as patented and unpatented technology, customer contracts and trademarks, is that they have no fair value separate from goodwill. If the option to acquire the Canadian Drawn Steel Company is exercised, goodwill will be adjusted based on the fair market value of the assets acquired.

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

Allowances for Doubtful Accounts

         We evaluate the collectability of our receivables based on a combination of factors. We regularly analyze our significant customer accounts, and, when we become aware of a specific customer's inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position, we record a specific reserve for bad debts to reduce the related receivable to the amount we reasonably believe is collectible. We also record reserves for bad debts for all other customers based on a variety of factors including the length of time the receivables are past due, the financial health of the customer and historical experience. If circumstances related to specific customers change, our estimates of the recoverability of receivables could be further adjusted.

Inventories

         Our company establishes obsolescence reserves for slow-moving and inactive inventories. Obsolescence reserves reduce the carrying value of slow-moving and inactive inventories to their estimated net realizable value, which generally approximates the recoverable scrap value. Our company also periodically evaluates its inventory carrying value to ensure that the amounts are stated at the lower of cost or market. Our company values its inventory at the lower of cost or market applied on a first-in, first-out (FIFO) method for finished and semi-finished goods, and a weighted-average method for raw materials. Inventory standards are set based on this methodology and periodically reviewed to verify that the standards approximate actual costs. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

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

         - If we are unable to obtain or maintain quality certifications for our facilities, we may lose existing customers and be hampered in our efforts to attract new customers.

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

         Ownership of our notes is subject to risks relating to our ability to service our debt, possibly inadequate collateral and priority in any bankruptcy, lack of liquidity and other risks.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our interest expense is sensitive to changes in the general level of interest rates in the United States. At June 30, 2003, we had $80.0 million aggregate principal amount of the notes outstanding, $5.0 million outstanding principal to the Ohio Department of Development, and $282.8 million outstanding under our credit facility. Our notes bear interest at a fixed rate of 10% per year, our loan from the Ohio Department of Development bears interest at a fixed rate of 3% per year, and the interest rate on borrowings under our credit facility may vary. As a result, our primary exposure to market risks for changes in interest rates relates to our credit facility. Borrowings under the credit facility bear interest, at our option, at either (1) a base rate equal to the higher of the "prime rate" announced from time to time by Fleet National Bank at its office in Boston, Massachusetts or the weighted average of rates on overnight federal funds transactions with members of the Federal Reserve System arranged by federal funds brokers, plus the applicable margin; or (2) a Eurodollar rate on deposits for one, two, three or six month periods, plus the applicable margin, as discussed in Note 5. As of June 30, 2003, borrowings under the credit facility are accruing interest at the rate of 6.25% per year for base rate loans and 5.21% per year for Eurodollar loans.

         Almost all of our transactions are denominated in U.S. dollars, and, as a result, we do not have material exposure to currency exchange-rate risks.

         We do not currently engage in any interest rate, foreign currency exchange rate or commodity price-hedging transactions, although we may do so in the future.

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

None.

ITEM 5.           OTHER INFORMATION

None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)      Reports on Form 8 - K

                  A report on Form 8-K was filed on July 14, 2003 by the Company announcing the appointment of the accounting firm of KPMG LLP as independent accountants to audit its fiscal 2003 financial statements and the dismissal of Deloitte & Touche LLP, its previous accountants.

(b)      Exhibits

31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Joseph F. Lapinsky, Chief Executive Officer and Managing Director of Republic Engineered Products Holdings LLC

31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Joseph A. Kaczka, Chief Financial Officer, Vice President, Finance and Controller and Treasurer of Republic Engineered Products Holdings LLC

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Joseph F. Lapinsky, Chief Executive Officer and Managing Director of Republic Engineered Products Holdings LLC

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Joseph A. Kaczka, Chief Financial Officer, Vice President, Finance and Controller and Treasurer of Republic Engineered Products Holdings LLC

10.15 Loan agreement between the Director of Development of the State of Ohio and Republic Engineered Products LLC dated as of March 20, 2003

10.16 Amendment and Limited Waiver to Revolving Credit Agreement, dated as of May 15, 2003, by and among (a) Republic Engineered Products LLC, a Delaware limited liability company, (b) Republic Engineered Products Holdings LLC (as successor in interest to Blue Bar, L.P.), a Delaware limited liability company, (c) Blue Steel Capital Corp., a Delaware corporation, and N&T Railway Company LLC, a Delaware limited liability company, (d) Fleet Capital Corporation ("Fleet"), Bank of America, N.A. ("BofA"), JP Morgan Chase Bank ("Chase"), Foothill Capital Corporation ("Foothill"), GE Capital CFE, Inc. ("GE") and the other lending institutions (the "Lenders"), (e) Fleet as Administrative Agent for itself and the Lenders, and (f) Fleet, BofA, Chase, Foothill and GE as Co-Agents for the Lenders.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPUBLIC ENGINEERED PRODUCTS HOLDINGS LLC AND SUBSIDIARIES

Date: August 12, 2003          By: /s/Joseph F. Lapinsky
                                   --------------------------------------------
                               Joseph F. Lapinsky
                               President, Chief Executive Officer and
                               Managing Director

Date: August 12, 2003          By: /s/Joseph A. Kaczka
                                   --------------------------------------------
                               Joseph A. Kaczka
                               Chief Financial Officer, Vice President, Finance
                               and Controller, Treasurer and Secretary