Form 10-Q
period 2003-09-30
REPUBLIC ENGINEERED PRODUCTS HOLDINGS LLC
filed 2003-11-14
CIK 1216462

                                    FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For the nine month period ended            Commission File Number: 333-100581-04
September 30, 2003

                    REPUBLIC ENGINEERED PRODUCTS HOLDINGS LLC
  ----------------------------------------------------------------------------
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

                                TABLE OF CONTENTS

                         PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements

                Republic Engineered Products Holdings LLC and Subsidiaries Unaudited Consolidated
                         Statement of Operations (Going Concern Basis) for the Three Months Ended
                         September 30, 2003 and the Period from August 16, 2002 to September 30, 2002 and Republic Technologies International Holdings, LLC and Subsidiaries
                         (Debtor-in-Possession) Unaudited Consolidated Statement of Changes in Net
                         Liabilities in Liquidation (Liquidation Basis) for the Period from July
                         1, 2002 to August 15, 2002                                                              3

                Republic Engineered Products Holdings LLC and Subsidiaries Unaudited Consolidated
                         Statement of Operations (Going Concern Basis) for the Nine Months Ended
                         September 30, 2003 and the Period from August 16, 2002 to September
                         30, 2002 and Republic Technologies International Holdings, LLC and Subsidiaries
                         (Debtor-in-Possession) Unaudited Consolidated Statement of Changes in Net
                         Liabilities in Liquidation (Liquidation Basis) for the Period from January
                         1, 2002 to August 15, 2002                                                              4

                Republic Engineered Products Holdings LLC and Subsidiaries Consolidated Balance
                         Sheets (Going Concern Basis) September 30, 2003 (Unaudited) and December
                         31, 2002                                                                                5

                Republic Engineered Products Holdings LLC and Subsidiaries Unaudited Consolidated
                         Statements of Cash Flows (Going Concern Basis) for the Nine Months Ended
                         September 30, 2003 and the Period from August 16, 2002 to September
                         30, 2002 and Republic Technologies International Holdings, LLC and
                         Subsidiaries (Debtor-in-Possession) Unaudited Consolidated Statement of Cash
                         Flows (Liquidation Basis) for the Period from January 1, 2002 to August 15, 2002        6

                Republic Engineered Products Holdings LLC and Subsidiaries and Republic Technologies
                         International Holdings, LLC and Subsidiaries (Debtor-in-Possession) Notes to
                         Consolidated Financial Statements                                                       7

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations           25

Item 3.         Quantitative and Qualitative Disclosures About Market Risk                                      39

Item 4.         Controls and Procedures                                                                         39

                           PART II - OTHER INFORMATION

Item 1.         Legal Proceedings                                                                               39

Item 2.         Changes in Securities and Use of Proceeds                                                       41

Item 3.         Defaults Upon Senior Securities                                                                 41

Item 4.         Submission of Matters to a Vote of Security Holders                                             41

Item 5.         Other Information                                                                               41

Item 6.         Exhibits and Reports on Form 8-K                                                                41

                Signatures                                                                                      43

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

           REPUBLIC ENGINEERED PRODUCTS HOLDINGS LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                              (GOING CONCERN BASIS)
              FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND THE
                PERIOD FROM AUGUST 16, 2002 TO SEPTEMBER 30, 2002

       REPUBLIC TECHNOLOGIES INTERNATIONAL HOLDINGS, LLC AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
       CONSOLIDATED STATEMENT OF CHANGES IN NET LIABILITIES IN LIQUIDATION
                                   (UNAUDITED)
                               (LIQUIDATION BASIS)
               FOR THE PERIOD FROM JULY 1, 2002 TO AUGUST 15, 2002
                            (IN THOUSANDS OF DOLLARS)

                                                                      THE COMPANY                       THE PREDECESSOR
                                                       --------------------------------------------   -------------------
                                                                                  Period From           Period From
                                                       Three Months Ended      August 16, 2002 to      July 1, 2002 to
                                                       September 30, 2003      September 30, 2002      August 15, 2002
                                                      (Going Concern Basis)   (Going Concern Basis)   (Liquidation Basis)
                                                      ---------------------   ---------------------   -------------------
Net sales                                                  $   164,718             $   105,251             $   103,157

Cost of goods sold                                             170,811                 102,421                 104,606
                                                           -----------             -----------             -----------

Gross profit (loss)                                             (6,093)                  2,830                  (1,449)

Selling, general and administrative expense                     10,139                   4,768                   4,417

Depreciation and amortization expense                            2,458                     912                       -

Special charges (Note 6)                                             -                       -                   1,006

Goodwill impairment charge (Note 13)                            58,910                       -                       -

Other operating expense, net                                     3,737                     331                   5,041
                                                           -----------             -----------             -----------

Operating loss                                                 (81,337)                 (3,181)                (11,913)

Interest expense                                                 5,913                   2,885                   2,797

Reorganization items                                               209                       -                     528
                                                           -----------             -----------             -----------

Loss before income taxes                                       (87,459)                 (6,066)                (15,238)

Provision for income taxes                                           -                       -                      12

Net loss                                                   $   (87,459)            $    (6,066)                (15,250)
                                                           ===========             ===========             -----------

Net Liabilities at July 1, 2002                                                                             (1,173,542)

Foreign currency translation adjustment                                                                           (384)
                                                                                                           -----------

Net liabilities in liquidation at August 15, 2002                                                          $(1,189,176)
                                                                                                           ===========

The accompanying notes are an integral part of these statements.

           REPUBLIC ENGINEERED PRODUCTS HOLDINGS LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                              (GOING CONCERN BASIS)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND THE
               PERIOD FROM AUGUST 16, 2002 TO SEPTEMBER 30, 2002

       REPUBLIC TECHNOLOGIES INTERNATIONAL HOLDINGS, LLC AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
       CONSOLIDATED STATEMENT OF CHANGES IN NET LIABILITIES IN LIQUIDATION
                                   (UNAUDITED)
                               (LIQUIDATION BASIS)
             FOR THE PERIOD FROM JANUARY 1, 2002 TO AUGUST 15, 2002
                            (IN THOUSANDS OF DOLLARS)

                                                                                 THE COMPANY                   THE PREDECESSOR
                                                                --------------------------------------------  ------------------
                                                                                            Period From           Period From
                                                                  Nine Months Ended      August 16, 2002 to   January 1, 2002 to
                                                                  September 30, 2003    September 30, 2002      August 15, 2002
                                                                (Going Concern Basis)  (Going Concern Basis)  (Liquidation Basis)
                                                                ---------------------  ---------------------  -------------------
Net sales                                                              $ 560,734             $ 105,251            $    611,983

Cost of goods sold                                                       547,394               102,421                 588,841
                                                                       ---------             ---------            -------------

Gross profit                                                              13,340                 2,830                  23,142

Selling, general and administrative expense                               30,045                 4,768                  23,401

Depreciation and amortization expense                                      7,168                   912                  28,345

Special charges (Note 6)                                                       -                     -                  10,541

Goodwill impairment charge (Note 13)                                      58,910                     -                       -

Other expense, net                                                         5,198                   331                     615
                                                                       ---------             ---------            ------------

Operating loss                                                           (87,981)               (3,181)                (39,760)

Interest expense                                                          17,286                 2,885                  17,721

Reorganization items                                                         209                     -                   2,377
                                                                       ---------             ---------            ------------

Loss before income taxes                                                (105,476)               (6,066)                (59,858)

Provision for income taxes                                                     -                     -                      45

Net loss                                                               $(105,476)            $  (6,066)                (59,903)
                                                                       =========             =========            ------------

Net Liabilities at January 1, 2002 (going concern basis)                                                              (671,132)

Adjustment to liquidation basis (Note 2)                                                                              (458,371)

Foreign currency translation adjustment                                                                                    230
                                                                                                                  ------------

Net liabilities in liquidation at August 15, 2002                                                                 $ (1,189,176)
                                                                                                                  ============

The accompanying notes are an integral part of these statements.

           REPUBLIC ENGINEERED PRODUCTS HOLDINGS LLC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                              (GOING CONCERN BASIS)
                    SEPTEMBER 30, 2003 AND DECEMBER 31, 2002
                            (IN THOUSANDS OF DOLLARS)

                                                                                     September 30, 2003  December 31, 2002
                                                                                     ------------------  -----------------
                                                                                         (Unaudited)
ASSETS

Current assets:
         Cash and cash equivalents                                                        $   4,581         $   2,107
         Accounts receivable, less allowances of $11,155 and $10,875, respectively           84,797            82,984
         Inventories (Note 4)                                                               105,956           170,282
         Prepaid expenses and other current assets                                           12,079            14,134
                                                                                          ---------         ---------

Total current assets                                                                        207,413           269,507

Property, plant and equipment:
         Land and improvements                                                                5,571             4,326
         Buildings and improvements                                                          22,247            22,247
         Machinery and equipment                                                            123,877            95,704
         Construction-in-progress                                                             1,708            24,318
                                                                                          ---------         ---------

Total property, plant and equipment                                                         153,403           146,595

Accumulated depreciation                                                                     (9,754)           (2,586)
                                                                                          ---------         ---------

Net property, plant and equipment                                                           143,649           144,009

Intangible assets, net of accumulated amortization of $556 and $48, respectively              3,430             1,144

Goodwill                                                                                          -            58,680

Other assets                                                                                  3,348             1,058
                                                                                          ---------         ---------

Total assets                                                                              $ 357,840         $ 474,398
                                                                                          =========         =========

LIABILITIES AND MEMBERS' INTEREST

Current liabilities:
     Revolving credit facility (Note 5)                                                   $ 247,987         $ 268,378
     Long-term secured debt in default                                                       85,000                 -
     Accounts payable                                                                        43,917            43,276
     Accrued compensation and benefits                                                       21,238            25,101
     Accrued interest                                                                         3,736             1,434
     Other accrued liabilities                                                               25,139            19,688
                                                                                          ---------         ---------
Total current liabilities                                                                   427,017           357,877

     Long-term debt (Note 5)                                                                      -            80,000
     Accrued environmental liabilities (Note 11)                                              5,111             5,332
                                                                                          ---------         ---------
     Total liabilities                                                                      432,128           443,209
                                                                                          ---------         ---------

Members' Interest:                                                                          (74,288)           31,189
                                                                                          ---------         ---------

Total liabilities and members' interest                                                   $ 357,840         $ 474,398
                                                                                          =========         =========

The accompanying notes are an integral part of these statements.

           REPUBLIC ENGINEERED PRODUCTS HOLDINGS LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                              (GOING CONCERN BASIS)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND THE
                PERIOD FROM AUGUST 16, 2002 TO SEPTEMBER 30, 2002

       REPUBLIC TECHNOLOGIES INTERNATIONAL HOLDINGS, LLC AND SUBSIDIARIES
                             (DEBTOR-IN-POSSESSION)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                               (LIQUIDATION BASIS)
             FOR THE PERIOD FROM JANUARY 1, 2002 TO AUGUST 15, 2002
                            (IN THOUSANDS OF DOLLARS)

                                                                                     The Company                  The Predecessor
                                                                   --------------------------------------------  ------------------
                                                                                              Period From            Period From
                                                                    Nine Months Ended      August 16, 2002 to    January 1, 2002 to
                                                                    September 30, 2003     September 30, 2002     August 15, 2002
                                                                   (Going Concern Basis)  (Going Concern Basis)  (Liquidation Basis)
                                                                   ---------------------  ---------------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net loss                                                             $(105,476)              $  (6,066)          $ (59,903)
    Adjustments to reconcile net cash provided by
      operating activities:
         Restructuring charges                                                   -                       -                 687
         Gain on sale of fixed assets                                            -                       -              (4,191)
         Depreciation and amortization                                       7,168                     912              28,346
         Goodwill impairment charge                                         58,910
         Amortization of deferred financing cost                               508                       -               2,607
         Reorganization items                                                    -                       -               2,377
         Changes in operating assets and liabilities:
           Decrease (increase) in accounts receivable                       (2,092)                  2,868              (5,294)
           Decrease in inventory                                            64,326                   7,330              37,872
           Decrease (increase) in prepaid assets                             2,362                 (10,899)              5,815
           Decrease in accounts payable                                     (1,744)                   (812)             (6,901)
           Decrease in accrued compensation and benefits                    (3,863)                 (1,612)               (328)
           Increase in defined benefit pension obligations                       -                       -              19,422
           Increase in other postretirement benefits                             -                       -               6,550
           Decrease in accrued environmental liabilities                      (511)                     (4)               (103)
           Increase (decrease) in other current liabilities                  7,570                  10,732             (15,733)
     Other                                                                    (162)                   (430)              6,664
                                                                         ---------               ---------           ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                   26,996                   2,019              17,887
                                                                         ---------               ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                    (6,809)                 (4,821)             (8,180)
    Dispostition of property, plant, & equipment                                 -                       -               7,005
                                                                         ---------               ---------           ---------
NET CASH USED IN INVESTING ACTIVITIES                                       (6,809)                 (4,821)             (1,175)
                                                                         ---------               ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from long-term debt                                             5,000                       -                   -
    Net (payments) proceeds under revolving credit facilities              (20,391)                  9,051             (17,118)
    Repayments of long-term debt                                                 -                       -              (3,600)
    Deferred financing costs                                                (2,322)                      -                   -
                                                                         ---------               ---------           ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                        (17,713)                  9,051             (20,718)
                                                                         ---------               ---------           ---------
Effect of exchange rate changes on cash                                          -                     (58)                231
                                                                         ---------               ---------           ---------

NET INCREASE  (decrease) IN CASH AND CASH EQUIVALENTS                        2,474                   6,191              (3,775)
Cash and cash equivalents - beginning of period                              2,107                   1,972               5,745
                                                                         ---------               ---------           ---------
Cash and cash equivalents - end of period                                $   4,581               $   8,163           $   1,971
                                                                         =========               =========           =========

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest                                                   $  13,871               $   1,471           $  11,150
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

         The Company commenced operations on August 16, 2002 after it acquired a substantial portion of the operating assets of Republic Technologies International, LLC and its subsidiaries ("Republic Technologies" or "the Predecessor") in a sale of assets under Section 363 of the United States Bankruptcy Code. The acquired operating assets accounted for all of Republic Technologies' steel melting capacity, over one-half of its hot-rolling capacity and approximately two-thirds of its cold-finishing production capacity. Management has created a more efficient, higher quality network of production facilities operated by a smaller and more flexible workforce. The transaction eliminated significant liabilities that had been associated with the business acquired from Republic Technologies. The Company also acquired an option to purchase the assets associated with Republic Technologies' cold-finishing plant located in Hamilton, Ontario on or prior to August 16, 2003 for nominal consideration. This option was subsequently extended to November 30, 2003. The Company incurred significant indebtedness in connection with the consummation of the acquisition, including $80.0 million aggregate principal amount of senior secured notes and borrowings of $301.9 million under a credit facility.

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

         On October 6, 2003 ("Petition Date"), Republic Engineered Products Holdings LLC and some of its subsidiaries, Republic Engineered Products LLC, and Blue Steel Capital Corp. (collectively, "Debtors"), filed petitions for reorganization under Chapter 11 ("Chapter 11") of the Federal Bankruptcy Code ("Bankruptcy Code") in the United States Bankruptcy Court in the Northern District of Ohio, Eastern Division ("Court"). The Company is managing its business subsequent to the Petition Date as debtor-in-possession subject to Court approval.

         The Debtors attributed the need to reorganize to a series of events that has negatively impacted liquidity. Republic's liquidity position has been negatively impacted by three unplanned and unanticipated outages at Republic's Lorain, Ohio facility: (a) an outage of Republic's #3 blast furnace in the first fiscal quarter of 2003 caused by debris from the Black River which broke through an intake screen and clogged the water system; (b) a second outage of Republic's #3 blast furnace in June 2003 associated with the same problem; and (c) catastrophic damage to Republic's #3 blast furnace during the August 14, 2003 electrical blackout (the "Blackout") in Ohio, Michigan, New York, and Ontario, Canada region.

         In addition, Republic's business, like others in the steel industry, has been significantly impacted by the economic downturn and, in particular, the declining price of steel in the United States. Furthermore, recent bankruptcy filings by other steel makers have raised concerns among Republic's suppliers and customers. Demands by suppliers for expedited payment terms have further worsened Republic's liquidity position. As a result of these events, the Debtors determined that the most effective way to continue to operate their businesses and survive as going concerns while they consider restructuring alternatives is through the protections afforded them under Chapter 11.

         Under Chapter 11, the rights of and ultimate payments by the Company to prepetition creditors and to equity investors may be substantially altered. This could result in claims being liquidated in the Chapter 11 proceedings at less (and possibly substantially less) than 100% of their face value and the equity of the Company's equity investors being diluted or cancelled. Due to material uncertainties, it is not possible to determine the additional amount of claims that may arise or ultimately be filed. On November 5, 2003 the United States Bankruptcy Court approved PAV Republic, Inc, a newly formed affiliate of Perry Strategic Capital Inc. (Perry), as the lead bidder to purchase substantially all the assets of Republic and has set a timetable for the sale of substantially all of Republic's assets. Perry's offer is valued at approximately $245 million.

Other interested bidders can still submit higher and better offers by the December 1, 2003 deadline set by the United States Bankruptcy Court.

         On September 30, 2003 the Company informed Fleet Capital Corporation ("Fleet Capital") as Administrative Agent under the Company's credit facility, that it was in default under the overadvance provision of that revolving credit facility and it was unable to timely make a required interest payment on its 10% senior secured notes. An overadvance can occur when the Company's estimated borrowing base, consisting of 85% of eligible accounts receivable and 70% of the eligible inventory is reconciled to actual at month end. The credit facility default also constitutes default under the Company's $5.0 million loan from the Ohio Department of Development. Events of Default, as defined in the related debt agreements, have occurred with respect to all of the Company's secured debt. As a result, the secured debt is classified as a current liability. As a result of the Chapter 11 filing the unsecured debt will be classified as liabilities subject to compromise.

         On October 9, 2003, the Company entered into a Debtor-in-Possession Revolving Credit Agreement ("DIP Credit Agreement") with Fleet Capital and other lenders who are parties thereto to provide secured debtor-in-possession financing to the Company. The DIP Credit Agreement allows for new borrowings of up to $45.0 million and includes a sub-facility of $20 million for the issuance of letters of credit. Advances under the DIP Credit Agreement bear interest at a base rate used by Fleet Capital, plus the applicable margin; or a Eurodollar rate on deposits for a given period, plus the applicable margin. The applicable margin on base rate loans is 1.5% and on Eurodollar loans is 3.5%. The Company's borrowing base, plus any permitted overadvance provision limits the amount available at any time. The Company's net availability on its DIP Credit Agreement at November 11, 2003 was $12.0 million. The DIP Credit Agreement grants a security interest in accounts receivable, inventory, intellectual property and related assets of the Company, and the real estate and fixed assets comprising the Canton, Ohio Caster and Continuous Rolling Facility, including the related melt shop. The DIP Credit Agreement provides for the Company to be in an overadvance position. As a result of the overadvance position, which occurred in August and September 2003, and as a result of the Company's financial condition, the Company will continue to be in an overadvance position while it operates under the DIP Credit Agreement. The amount of the overadvance provision changes from month to month based on the Company's forecasted borrowing needs. The overadvance provision ranges from $22.0 million to $31.0 million. The DIP Credit Agreement also contains certain restrictive covenants which, among other things, restrict the Company's ability to incur additional indebtedness or guarantee the obligations of others, change its line of business, merge, consolidate and acquire or sell assets or stock, pay dividends, or prepay or amend its 10% senior secured notes or any of its subordinated indebtedness. The Company is also required to maintain minimum sales, liquid steel production, and rolling production levels as defined in the DIP Credit Agreement and limit its net capital expenditures.

NOTE 2.           BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

         The U.S. Bankruptcy Court approved the sale of substantially all the assets of Republic Technologies to the Company on July 11, 2002 in a transaction that closed on August 16, 2002 (Note 1). Republic Technologies' intent was to sell and liquidate its remaining assets, therefore, the accompanying 2002 consolidated financial statements were prepared on the liquidation basis of accounting. The accompanying consolidated financial statements contain results for Republic Holdings for the three and nine months ended September 30, 2003 and the period from August

16, 2002 to September 30, 2002 and for Republic Technologies for the periods from July 1, 2002 to August 15, 2002 and January 1, 2002 to August 16, 2002, respectively.

         Republic Holdings' consolidated statements have been prepared on a going concern basis of accounting. Republic Technologies' statements were prepared on a liquidation basis of accounting. These consolidated statements are unaudited and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. A plan of reorganization could materially change the amounts currently recorded in the consolidated financial statements. The accompanying consolidated financial statements of Republic Holdings do not give effect to any adjustment to the carrying value of assets or amounts and classifications of liabilities that might be necessary as a result of resolving the bankruptcy. For financial statement periods after the Petition Date, the Company's consolidated financial statements will be presented in accordance with the AICPA Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. On confirmation of a plan of reorganization, the Company expects to utilize "Fresh Start Accounting" in accordance with the guidelines for accounting for emergence from bankruptcy. Under Fresh Start Accounting, a revaluation of Company assets to reflect current values can be expected. Certain information and footnote disclosures normally prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although management believes that all adjustments, including normal recurring adjustments necessary for a fair presentation, have been made, interim periods are not necessarily indicative of the results of operations for a full year. As such, these financial statements should be read in conjunction with the audited financial statements and notes thereto for the period ended December 31, 2002 included in the Company's Form 10-K, filed with the Securities and Exchange Commission.

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances have been eliminated in consolidation. Certain reclassifications have been made to prior period financial statements to conform to current period presentation.

         Due to the acquisition of substantially all the assets of Republic Technologies by Republic Holdings, the accompanying 2002 consolidated financial statements for Republic Technologies were prepared on the liquidation basis of accounting. Under the liquidation basis of accounting, Republic Technologies' assets and liabilities are stated at their net realizable value, and estimated costs through the liquidation date are provided to the extent reasonably determinable. The liquidation basis of accounting requires significant estimates and judgments. Republic Technologies' adjustments required to convert from the going concern (historical cost) basis to the liquidation basis of accounting includes:

Decrease to reflect net realizable value of property, plant and equipment.................   $ 433,748
Write-off of deferred financing costs.....................................................      22,192
Decrease to reflect the net realizable value of goodwill..................................       2,431
                                                                                             ---------
Net decrease in carrying value............................................................   $ 458,371
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

         As a result of the acquisition of a substantial portion of the operating assets from Republic Technologies, the Company has become the largest domestic producer of special bar quality steel products. In connection with the acquisition, the Company was able to select the assets and properties of Republic Technologies and negotiate a modified successor labor contract that has enabled it to create a more efficient, higher quality network of production facilities operated by a smaller and more flexible workforce.

         The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at August 16, 2002, as determined based on independent appraisals, and also reflects any subsequent adjustments to the estimated fair values.

Current assets                              $  300,205
Property, plant and equipment                  129,298
Goodwill                                        61,235
Other assets                                       376
                                            ----------
         Total assets                          491,114

Current liabilities                             74,901
Long-term liabilities                            5,622
                                            ----------
         Total liabilities                      80,523
                                            ----------
         Net assets acquired                $  410,591
                                            ==========

         As discussed in Note 1, the Company also acquired an option to purchase the assets associated with Republic Technologies' cold-finishing plant located in Hamilton, Ontario on or prior to August 16, 2003 for nominal consideration and the assumption of certain liabilities. The August 16, 2003 deadline for this option has been extended to November 30, 2003.

NOTE 4.           INVENTORIES

         The Company values its inventory at the lower of cost or market applied on a first-in, first-out (FIFO) method for finished and semi-finished goods, and a weighted-average method for raw materials. Inventory standards have been set based on this methodology and periodically reviewed to verify that the standards approximate actual costs.

         The components of inventories are as follows:

                                                           SEPTEMBER 30, 2003          DECEMBER 31, 2002
                                                           ------------------          -----------------
Raw materials.........................................       $     13,275              $     14,368
Semi-finished and finished goods......................             92,681                   155,914
                                                             ------------              ------------
Total.................................................       $    105,956              $    170,282
                                                             ============              ============

         Inventories are reduced by $5.6 million at September 30, 2003 and December 31, 2002, respectively, due to obsolescence.

NOTE 5.           REVOLVING CREDIT FACILITIES AND LONG-TERM DEBT

         On August 16, 2002, Republic entered into a credit facility, which was to mature on June 30, 2007, with Fleet Capital, as administrative agent, and other lenders. The credit facility was amended on May 15, 2003. On October 9, 2003, the Company entered into a DIP Credit Agreement with Fleet Capital and other lenders who are parties thereto to provide secured debtor-in-possession financing to the Company.

REVOLVING CREDIT FACILITY

         Prior to the amendment discussed below, the credit facility consisted of a senior revolving credit facility with a total commitment of up to $336.0 million. This total commitment was to automatically reduce by $5.0 million on the first day of each quarter commencing the fiscal quarter that began on July 1, 2003 until such time as the total commitment was reduced to $275.0 million. Availability under the credit facility was limited to a borrowing base as defined in the credit facility as the sum of 85% of eligible accounts receivable plus 70% of the net book value of eligible inventory plus the eligible fixed asset component. Under the terms of the senior revolving credit facility prior to the amendment discussed below, the borrowing base, effective June 30, 2003, was to be reduced to 85% of eligible accounts receivable, plus 60% of eligible inventory, plus the eligible fixed asset component, which would have been $92.0 million. The Company borrowed an aggregate of $301.9 million in connection with the closing of the acquisition of assets of Republic Technologies, and the Company was entitled to draw amounts under this new credit facility to finance working capital and capital expenditures, and for other general corporate purposes.

         The borrowings under the credit facility were secured by a first priority perfected security interest in the capital stock and other equity interests of each direct and indirect subsidiary of Republic Holdings, other than 2011448 Ontario Limited, which collateral also secured the senior secured notes on an equal and ratable basis, and all of the Company's presently owned and subsequently acquired inventory, accounts receivable, intellectual property and related assets (other than those of Republic Holdings) and the real estate and fixed assets comprising, and the intellectual property relating to, the Canton, Ohio Caster and Continuous Rolling Facility, or Canton CR(TM). The obligations under the credit facility were secured and were unconditionally and irrevocably guaranteed jointly and severally by Republic Holdings and each of Republic's subsidiaries other than 2011448 Ontario Limited. Republic Holdings' guarantee was limited in recourse to all of Republic's membership interests owned by Republic Holdings, which were pledged to secure the guarantee.

         Prior to an Event of Default, borrowings under the credit facility bore interest, at the Company's option, at either a base rate equal to the higher of the "prime rate" announced by Fleet National Bank, the weighted average of rates on overnight federal funds transactions with members of the Federal Reserve System arranged by federal funds brokers, plus the applicable margin, or a Eurodollar rate on deposits for one, two, three or six month periods, plus the applicable margin. The applicable margin on base rate loans initially was 1.25% and on Eurodollar loans was 3.00%. The amendment to our credit facility discussed below increased these applicable margins by 1.0% each. The applicable margin on base rate and Eurodollar loans could have been reduced to as low as 0.25% and 2.00%, respectively, if the Company achieved specified reduced leverage ratios. The Company's credit facility balance as of September 30, 2003 was $248.0 million and the average interest rate for the Company's credit facility for the nine months ended September 30, 2003 was approximately 5.91% per year for base rate loans and 4.71% per year for Eurodollar loans. As of September 30, 2003, borrowings under the credit facility are accruing interest at the rate of 6.25% per year for base rate loans and 5.19% per year for Eurodollar loans.

         The credit facility contained negative covenants and provisions that restrict, among other things, the ability to incur additional indebtedness or guarantee the obligations of others, grant liens, make investments, pay dividends, repurchase stock or make other forms of restricted payments, merge, consolidate and acquire assets or stock, engage in sale and leaseback transactions or dispose of assets, make capital expenditures in excess of specified annual amounts, engage in transactions with the affiliates, and prepay or amend the senior secured notes. The credit facility also required the Company to meet financial covenants and ratios, particularly a minimum fixed charge coverage ratio based on operating cash flow to total debt service which was to be tested quarterly commencing on March 31, 2004.

AMENDMENT TO REVOLVING CREDIT FACILITY

         On May 15, 2003, the Company's credit facility was amended. Under the terms of the amendment, the maturity date was accelerated to June 30, 2006 and the total commitment was reduced to $315.0 million with the total commitment being reduced by $5.0 million on the first day of each fiscal quarter, commencing with the fiscal quarter beginning January 1, 2004 until the total commitment has been reduced to $275.0 million. Consistent with the original credit facility, availability under the amended credit facility was limited to a borrowing base, however, the components of the borrowing base were amended to delay the June 30, 2003 reduction of the advance rate for eligible inventory from 70% of the net book value to 60% until January 1, 2004. In addition, the reduction in the eligible fixed asset component of the borrowing base originally scheduled to occur on July 1, 2003 was restructured so that the reduction was to occur ratably over a twelve-month period ending June 29, 2004. Finally, the amendment required the Company to maintain minimum cumulative EBITDA (as defined in the amendment) levels and limited the amount of annual capital expenditures the Company could incur to $9.0 million in 2003 and $20.0 million thereafter.

         The credit facility amendment required the Company to pay a $1.6 million restructuring fee to the lenders, with $1.1 million of the fee paid upon execution of the amendment and the remaining $0.5 million due on January 31, 2004. In addition, the amendment increased the applicable margin on base rate and Eurodollar loans by 1.0%. Finally, the amendment provided for the issuance of warrants representing five percent of the fully diluted equity of the Company to the lenders upon the occurrence of certain events as defined in the amendment.

         On September 30, 2003, the Company informed Fleet Capital under the Company's credit facility, that it was in default under the overadvance provision of that revolving credit facility. The Company was in an overadvance position of $11.3 million on September 30, 2003.

DEBTOR-IN-POSSESSION REVOLVING CREDIT FACILITY

         On October 9, 2003, the Company entered into the DIP Credit Agreement with Fleet Capital and other lenders who are parties thereto to provide secured debtor-in-possession financing to the Company. The maturity date is February 29, 2004. The DIP Credit Agreement allows for new borrowings of up to $45.0 million and includes a sub-facility of $20 million for the issuance of letters of credit. Advances under the DIP Credit Agreement bear interest at a base rate used by Fleet Capital, plus the applicable margin; or a Eurodollar rate on deposits for a given period, plus the applicable margin. The applicable margin on base rate loans is 1.5% and on Eurodollar loans is 3.5%. A borrowing base plus the overadvance provision limits the amount available at any time. The Company's net availability on its DIP Credit Agreement at November 11, 2003 was $12.0 million. The DIP Credit Agreement grants a security interest in accounts receivable, inventory, intellectual property and related assets of the Company, and the real estate and fixed assets comprising the Canton, Ohio Caster and Continuous Rolling Facility, including the related melt shop. The DIP Credit Agreement provides for the Company to be in an overadvance position. An overadvance can occur when the Company's borrowing base, consisting of 85% of eligible accounts receivable and 70% of the eligible inventory is less than the amount outstanding on the credit facility. The amount of the overadvance provision changes from month to month based on the Company's forecasted borrowing needs. The overadvance ranges from $22.0 million to $31.0 million. The DIP Credit Agreement also contains certain restrictive covenants which, among other things, restrict the Company's ability to incur additional indebtedness or guarantee the obligations of others, change its line of business, merge, consolidate and acquire or sell assets or stock, pay dividends, or prepay or amend its 10% senior secured notes or any of its subordinated indebtedness. The Company is also required to maintain minimum sales, liquid steel production, and rolling production levels as defined in the DIP Credit Agreement, and to limit its net capital expenditures.

LONG-TERM DEBT

         The outstanding 10% senior secured notes are senior secured obligations of the issuers, aggregating $80.0 million of principal amount, and matures on August 16, 2009. In the absence of an Event of Default, interest on the notes accrues at the rate of 10% per annum and is payable quarterly in cash on each March 31, June 30, September 30 and December 31, commencing September 30, 2002. On September 30, 2003 the Company was unable to timely make the required interest payment on its 10% senior secured notes. Events of Default, as defined in the related indenture, have occurred with respect to the Company's bond debt. The Company continues to accrue interest on the notes at the rate of 12%. As a result of the Chapter 11 proceedings, no interest payments have been made since June 30, 2003.

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

         On June 6, 2003, the Company obtained a $5.0 million loan from the Ohio Department of Development. This loan is secured by the 20" mill at the Lorain facility and accrues interest at the rate of 3% per annum payable on the first day of each calendar month until the loan matures in July 2008. Events of Default, as defined in the related debt agreement, have occurred with respect to this debt. The Company continues to accrue interest on this debt. As a result of the Chapter 11 proceedings, no interest payments have been made since September 14, 2003.

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

         As an outcome of restructuring activities, Republic Technologies took several actions resulting in the need to record certain asset impairments and restructuring reserves, including shutting down the Johnstown, Pennsylvania melt shop facility, the Canton, Ohio 12" rolling mill facility, and the Willimantic, Connecticut cold-finishing facility. During the period from January 1, 2002 to August 15, 2002 the Predecessor recorded $1.9 million of severance-related costs for administrative staff reductions and $0.6 million of miscellaneous facility closure costs. A gain of $0.8 million as a result of the Predecessor's Willimantic plant sale and the reversal of the Predecessor's related shutdown reserve offset these charges.

NOTE 7.           SEGMENT INFORMATION

         The Company operates in two reportable segments: hot-rolled and cold-finished. The Predecessor operated its Specialty Steel division as a third segment, however, as discussed in Note 8, the Specialty Steel division was accounted for as a discontinued operation. As such the following information related to the Predecessor does not reflect the Specialty Steel division as a reportable segment. The Company manages the reportable segments as separate strategic business units. Differences between the segments include manufacturing techniques and equipment, competition and end-users. The Company measures segment performance based on earnings before net interest expense, income taxes, depreciation, goodwill impairment charges and reorganization expenses ("EBITDA"). The Predecessor measured segment performance based on earnings before interest, taxes, depreciation and amortization, other postretirement benefits ("OPEB"), workforce reduction charges, restructuring charges, monitoring fees, gain or loss from the sale of fixed assets, and reorganization items ("EBITDA, as defined").

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

                                                      THE COMPANY FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003
                                        -------------------------------------------------------------------------------------
                                                             COLD-          TOTAL             INTER-SEGMENT
                                        HOT-ROLLED         FINISHED        SEGMENTS         ELIMINATION/OTHER    CONSOLIDATED
                                        ----------         --------        --------         -----------------    ------------
Net sales..........................     $  153,600        $   29,507      $  183,107            $  (18,389)       $  164,718
Depreciation and amortization......          2,261               197           2,458                     -             2,458
Segment (loss) (EBITDA)............        (16,269)           (3,700)        (19,969)                    -           (19,969)
Capital expenditures...............          4,881                84           4,965                     -             4,965
Segment assets.....................        318,510            39,330         357,840                     -           357,840

                                  THE COMPANY FOR THE PERIOD FROM AUGUST 16, 2002 TO SEPTEMBER 30, 2002
                                 -----------------------------------------------------------------------
                                                 COLD-        TOTAL       INTER SEGMENT
                                 HOT-ROLLED    FINISHED      SEGMENTS   ELIMINATION/OTHER   CONSOLIDATED
                                 ----------    --------      --------   -----------------   ------------
Net sales                        $ 100,566     $  15,697     $ 116,263       $ (11,012)      $ 105,251
Depreciation and amortization          847            65           912              --             912
Segment (loss) (EBITDA,
    as defined)                       (306)       (1,963)       (2,269)             --          (2,269)
Capital expenditures                 4,821            --         4,821              --           4,821
Segment assets                     440,062        54,184       494,246              --         494,246

                                          THE PREDECESSOR FOR THE PERIOD FROM JULY 1, 2002 TO AUGUST 15, 2002
                                       --------------------------------------------------------------------------
                                                         COLD-        TOTAL        INTER SEGMENT
                                        HOT-ROLLED     FINISHED      SEGMENTS    ELIMINATION/OTHER   CONSOLIDATED
Net sales                              $     95,298  $     18,745  $    114,043   $    (10,886)      $    103,157
Depreciation and amortization                    --            --            --             --                 --
Segment (loss) (EBITDA,
    as defined)                              (6,229)       (2,793)       (9,022)            --             (9,022)
Capital expenditures                          3,119            --         3,119             --              3,119

                                                       THE COMPANY FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                        -------------------------------------------------------------------------------------
                                                             COLD-           TOTAL             INTER-SEGMENT
                                        HOT-ROLLED         FINISHED        SEGMENTS          ELIMINATION/OTHER   CONSOLIDATED
                                        ----------        ----------      ----------         -----------------   ------------
Net sales..........................     $  522,105        $   95,940      $  618,045            $  (57,311)       $  560,734
Depreciation and amortization......          6,588               580           7,168                     -             7,168
Segment (loss) (EBITDA)............        (18,772)           (3,131)        (21,903)                    -           (21,903)
Capital expenditures...............          6,543               266           6,809                     -             6,809
Segment assets.....................        318,510            39,330         357,840                     -           357,840

                                                THE PREDECESSOR FOR THE PERIOD FROM JANUARY 1, 2002 TO AUGUST 15, 2002
                                         -------------------------------------------------------------------------------------
                                                             COLD-            TOTAL           INTER-SEGMENT
                                         HOT-ROLLED         FINISHED         SEGMENTS        ELIMINATION/OTHER    CONSOLIDATED
                                         ----------        ----------       ----------       -----------------    ------------
Net sales...........................     $  558,290        $  117,863       $  676,153           $  (64,170)       $  611,983
Depreciation and amortization.......         25,840             2,505           28,345                    -            28,345
Segment profit (loss) (EBITDA, as
     defined).......................         17,274            (9,276)           7,998                    -             7,998
Capital expenditures................          8,180                 -            8,180                    -             8,180

         A reconciliation of EBITDA of the Company and EBITDA, as defined, for the Predecessor, to loss before income taxes is as follows:

                                                                             THE                           THE
                                       THE COMPANY     THE COMPANY       PREDECESSOR     THE COMPANY   PREDECESSOR
                                       -------------  ---------------  ---------------  -------------  -----------
                                                                                                       PERIOD FROM
                                       THREE MONTHS     PERIOD FROM      PERIOD FROM    NINE MONTHS     JANUARY 1,
                                          ENDED       AUGUST 16, 2002  JULY 1, 2002 TO     ENDED         2002 TO
                                       SEPTEMBER 30,   TO SEPTEMBER       AUGUST 15,    SEPTEMBER 30,  AUGUST 15,
                                           2003          30, 2002           2002            2003          2002
                                       -------------  ---------------  ---------------  -------------  -----------
Segment profit (loss)
(EBITDA for the Company
and EBITDA, as defined, for
the Predecessor)...................    $   (19,969)     $   (2,269)     $   (9,022)     $   (21,903)   $    7,998

Depreciation and
amortization expense...............          2,458             912              --            7,168        28,345
Goodwill impairment charge.........         58,910              --              --           58,910
Interest expense...................          5,913           2,885           2,797           17,286        17,721
Special charges....................             --              --           1,006               --        10,541
Gain on sale of fixed assets.......             --              --              --               --        (4,190)
OPEB expense.......................             --              --           1,885               --        13,062
Reorganization items...............            209              --             528              209         2,377
                                       -----------      ----------      ----------      -----------    ----------
Loss before income taxes...........    $   (87,459)     $   (6,066)     $  (15,238)     $  (105,476)   $  (59,858)
                                       ===========      ==========      ==========      ===========    ==========

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

         Sales and related losses for the discontinued operations were as follows (net loss on discontinued operations were reflected in the Predecessor's financial statements as a reduction in the accrual for losses on the discontinued operations that was provided as part of the estimated loss on disposition):

                                       PERIOD FROM JANUARY
                                       1, 2002 TO AUGUST 15,
                                              2002
                                       ---------------------
Net sales..........................        $   10,111
Gross loss.........................            (6,243)
Loss before income taxes...........            (6,672)
Provision for income taxes.........                 -
                                           ----------
Net loss...........................        $   (6,672)
                                           ==========

NOTE 9.           RELATED PARTY TRANSACTIONS

         A Management Services Agreement dated as of August 16, 2002 between Blue Bar, L.P. and Republic provides that Blue Bar, L.P. will provide certain ongoing advisory and management services to Republic as requested by Republic from time to time. Republic is required to pay Blue Bar, L.P. a quarterly fee of $250,000 for such services and reimburses Blue Bar, L.P. and its affiliates for all reasonable costs and expenses incurred by them in providing such advisory and management services. Republic's obligation to make such payments will terminate upon the first to occur of (i) August 16, 2012, or (ii) the end of the fiscal year in which Blue Bar, L.P., or any of its affiliates, directly or indirectly, ceases to own any membership interests in Republic. As part of the restructuring described in Note 12, Blue Bar, L.P. assigned to Blue Bar Holdings its interests and obligations under the Management Services Agreement. The credit facility amendment discussed in Note 5 restricts the payment of management fees if certain liquidity-related benchmarks are not satisfied. To date, no payments have been made to Blue Bar, L.P.

NOTE 10.          CONTINGENCIES

         On October 6, 2003 ("Petition Date"), Republic Engineered Products Holdings LLC and some of its subsidiaries, Republic Engineered Products LLC, and Blue Steel Capital Corp. (collectively, "Debtors"), filed petitions for reorganization under Chapter 11 ("Chapter 11") of the Federal Bankruptcy Code ("Bankruptcy Code") in the United States Bankruptcy Court in the Northern District of Ohio, Eastern Division ("Court"). The Company is managing its business subsequent to the Petition Date as debtor-in-possession subject to Court approval.

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

         The Company continuously monitors its compliance with applicable environmental laws and regulations and believes that it currently is in substantial compliance with them. The Company anticipates that its expenditures for environmental control measures during the next 12-month period will be approximately $0.3 million. The Company currently believes that estimated aggregate costs to resolve environmental contingencies are likely to be in the range of $3.9 million to $8.4 million over the lives of its facilities. The Company's reserve to cover probable environmental liabilities was approximately $5.1 million as of September 30, 2003. To the extent the Company incurs any such remediation costs, these costs will most likely be incurred over a number of years; however, future regulatory action regarding historical disposal practices at the Company's facilities, as well as continued compliance with environmental requirements, may require it to incur significant costs that may have a material adverse effect on its future financial performance.

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

NOTE 13 - GOODWILL IMPAIRMENT CHARGE

         During the third quarter of 2003, the Company recognized a non-cash impairment charge of $58.9 million related to the write-off of its goodwill balance. The Company's liquidity position has been negatively impacted by three unplanned and unanticipated outages at Republic's Lorain, Ohio facility: (a) an outage of Republic's #3 blast furnace in the first fiscal quarter of 2003 caused by debris from the Black River which broke through an intake screen and clogged the water system; (b) a second outage of Republic's #3 blast furnace in June 2003 associated with the same problem; and (c) catastrophic damage to Republic's #3 blast furnace during the August 14, 2003 electrical blackout (the "Blackout") in Ohio, Michigan, New York, and Ontario, Canada region. On October 6, 2003, the Company filed petitions for reorganizations under Chapter 11. On November 5, 2003, the United States Bankruptcy Court approved PAV Republic, Inc, a newly formed affiliate of Perry Strategic Capital Inc., as the lead bidder to purchase substantially all the assets of Republic. Based on the value of Perry's offer, the sale of substantially all of the Company's assets will be insufficient to recover the goodwill balance. Accordingly, the carrying value of the Company's goodwill balance was reduced to zero.

NOTE 14.          CONDENSED CONSOLIDATING SUPPLEMENTAL INFORMATION

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

         The following presents supplemental financial information with respect to Republic Holdings, Republic and Blue Steel Capital Corp. on a consolidating basis, the guarantor subsidiaries on a combined consolidating basis and the non-guarantor subsidiaries on a combined consolidating basis at September 30, 2003 and for the three and nine months ended September 30, 2003.

                             STATEMENT OF OPERATIONS
                      THREE MONTHS ENDED SEPTEMBER 30, 2003
                            (IN THOUSANDS OF DOLLARS)

                                                         BLUE STEEL                     NON-
                                 REPUBLIC                 CAPITAL     GUARANTOR       GUARANTOR
                                 HOLDINGS   REPUBLIC       CORP.     SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                 --------   --------     ----------  ------------   ------------   ------------   ------------
Net sales.....................   $     --   $163,852            --     $   866               --     $        --      $164,718
Cost of goods sold............         --    169,670            --       1,141               --              --       170,811
                                 --------    -------      --------     -------        ---------     -----------      --------
Gross loss ...................         --     (5,818)           --        (275)              --              --        (6,093)
                                 --------   --------      --------     -------        ---------     -----------      --------
Selling, general and
  administrative expense......         --     10,101            --          38               --              --        10,139
Depreciation expense..........         --      2,455            --           3               --              --         2,458
Goodwill impairment charge....         --     58,453            --         457               --              --        58,910
Other operating expense, net..         --      3,737            --          --               --              --         3,737
                                 --------   --------      --------     -------        ---------     -----------      --------
Operating loss................         --    (80,564)           --        (773)              --              --       (81,337)
Interest expense..............         --      5,913            --          --               --              --         5,913
Reorganization items..........         --        209            --          --               --              --           209
                                 --------   --------      --------     -------        ---------     -----------      --------
Net loss......................         --    (86,686)           --        (773)              --              --       (87,459)
Results of affiliates'
  operations..................    (87,459)        --            --          --               --          87,459            --
                                 --------   --------      --------     -------        ---------     -----------      --------
Net loss......................   $(87,459)  $(86,686)           --     $  (773)              --     $    87,459      $(87,459)
                                 ========   ========      ========     =======        =========     ===========      ========

                             STATEMENT OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 2003
                            (IN THOUSANDS OF DOLLARS)

                                                          BLUE STEEL                     NON-
                                 REPUBLIC                   CAPITAL     GUARANTOR     GUARANTOR
                                 HOLDINGS      REPUBLIC      CORP.     SUBSIDIARIES  SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                 ---------    ---------   ----------   ------------  ------------   ------------   ------------
Net sales.....................   $      --    $ 556,711          --    $     4,023           --       $       --     $ 560,734
Cost of goods sold............          --      543,496          --          3,898           --               --       547,394
                                 ---------    ---------    --------    -----------     --------       ----------     ---------
Gross profit (loss)...........          --       13,215          --            125           --               --        13,340
                                 ---------    ---------    --------    -----------     --------       ----------     ---------
Selling, general and
  administrative expense......          --       29,935          --            110           --               --        30,045
Depreciation expense..........          --        7,159          --              9           --               --         7,168
Goodwill impairment charge....          --       58,453          --            457           --               --        58,910
Other operating expense, net..          --        5,198          --             --           --               --         5,198
                                 ---------    ---------    --------    -----------     --------       ----------     ---------
Operating loss................          --      (87,530)         --           (451)          --               --       (87,981)
Interest expense..............          --       17,286          --             --           --               --        17,286
Reorganization items..........          --          209          --             --           --               --           209
                                 ---------    ---------    --------    -----------     --------       ----------     ---------
Net loss......................          --     (105,025)         --           (451)          --               --      (105,476)
Results of affiliates'
  operations..................    (105,476)          --          --             --           --          105,476            --
                                 ---------    ---------    --------    -----------     --------       ----------     ---------
Net gain (loss)...............   $(105,476)   $(105,025)         --    $      (451)          --       $  105,476     $(105,476)
                                 =========    =========    ========    ===========     ========       ==========     =========

                                  BALANCE SHEET
                               SEPTEMBER 30, 2003
                            (IN THOUSANDS OF DOLLARS)

                                                             BLUE STEEL
                                     REPUBLIC                  CAPITAL     GUARANTOR   NON-GUARANTOR
                                     HOLDINGS    REPUBLIC       CORP.    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                     --------    --------    ----------  ------------  --------------  ------------    ------------
ASSETS
 Current assets:
  Cash and cash
    equivalents.............         $     --    $  4,546           --     $    35              --       $     --        $  4,581
  Accounts receivable, net..               --      84,384           --         413              --             --          84,797
  Accounts receivable
    with affiliates.........               --          --           --         321              --           (321)             --
  Inventories...............               --     105,925           --          31              --             --         105,956
  Prepaid expenses and
    other current assets....               --      12,082           --          (3)             --             --          12,079
                                     --------    --------     --------     -------       ---------       --------        --------
Total current assets........               --     206,937           --         797              --           (321)        207,413

Property, plant and
  equipment.................               --     153,303           --         100              --             --         153,403
Accumulated depreciation....               --      (9,741)          --         (13)             --             --          (9,754)
                                     --------    --------     --------     -------       ---------       --------        --------
Net property, plant and
  equipment.................               --     143,562           --          87              --             --         143,649
Intangibles, net............               --       3,430           --          --              --             --           3,430
Goodwill....................               --          --           --          --              --             --              --
Investment in subsidiaries..          (74,288)       (287)          --          --              --         74,575              --
Other assets................               --       3,348           --          --              --             --           3,348
                                     --------    --------     --------     -------       ---------       --------        --------
Total assets................         $(74,288)   $356,990           --     $   884              --       $ 74,254        $357,840
                                     ========    ========     ========     =======       =========       ========        ========

LIABILITIES AND
MEMBERS' INTEREST
  Current liabilities:
    Revolving credit
     facility...............         $     --    $247,987           --     $    --              --       $     --        $247,987
    Accounts payable........               --      43,516           --         401              --             --          43,917
    Accounts payable with
     affiliates.............               --         321           --          --              --           (321)             --
    Accrued compensation
     and benefits...........               --      20,808           --         430              --             --          21,238
    Accrued interest........               --       3,736           --          --              --             --           3,736
    Other accrued
     liabilities............               --      24,799           --         340              --             --          25,139
                                     --------    --------     --------     -------       ---------       --------        --------
  Total current
  liabilities...............               --     341,167           --       1,171              --           (321)        342,017

  Long-term debt............               --      85,000           --          --              --             --          85,000
  Accrued environmental
    liabilities.............               --       5,111           --          --              --             --           5,111
                                     --------    --------     --------     -------       ---------       --------        --------
Total liabilities...........               --     431,278           --       1,171              --           (321)        432,128
                                     --------    --------     --------     -------       ---------       --------        --------
Members' interest...........          (74,288)    (74,288)          --        (287)             --         74,575         (74,288)
                                     --------    --------     --------     -------       ---------       --------        --------
  Total liabilities and
    members' interest.......         $(74,288)   $356,990           --     $   884              --       $ 74,254        $357,840
                                     ========    ========     ========     =======       =========       ========        ========

                             STATEMENT OF CASH FLOWS
                   NINE MONTH PERIOD ENDED SEPTEMBER 30, 2003
                            (IN THOUSANDS OF DOLLARS)

                                                             BLUE STEEL
                                     REPUBLIC                  CAPITAL     GUARANTOR   NON-GUARANTOR
                                     HOLDINGS    REPUBLIC       CORP.    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                     --------    --------    ----------  ------------  --------------  ------------    ------------
NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES.............   $     --    $ 27,009     $     --     $    (13)     $      --       $     --        $ 26,996
                                     --------    --------     --------     --------      ---------       --------        --------
CASH FLOWS FROM INVESTING
 ACTIVITIES:
Capital expenditures..............         --      (6,809)          --           --             --             --          (6,809)
                                     --------    --------     --------     --------      ---------       --------        --------
NET CASH PROVIDED BY (USED IN)
 INVESTING ACTIVITIES.............         --      (6,809)          --           --             --             --          (6,809)
                                     --------    --------     --------     --------      ---------       --------        --------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
Net borrowings under revolving
 credit facility..................         --     (20,391)          --           --             --             --         (20,391)
Proceeds from long-term debt......         --       5,000           --           --             --             --           5,000
Financing costs...................         --      (2,322)          --           --             --             --          (2,322)
                                     --------    --------     --------     --------      ---------       --------        --------
NET CASH USED IN FINANCING
 ACTIVITIES.......................         --     (17,713)          --           --             --             --         (17,713)
                                     --------    --------     --------     --------      ---------       --------        --------

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS.............         --       2,487           --          (13)            --             --           2,474
Cash and cash equivalents-
 beginning of period..............         --       2,059           --           48             --             --           2,107
                                     --------    --------     --------     --------      ---------       --------        --------
Cash and cash equivalents - end
 of period........................   $     --    $  4,546     $     --           35      $      --       $     --        $  4,581
                                     ========    ========     ========     ========      =========       ========        ========

NOTE 15. NEW ACCOUNTING PRONOUNCEMENTS

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

         In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, which addresses disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year end. The disclosure requirements are effective for financial statements for periods ending after December 15, 2002. Refer to Note 14 for discussion of the Company's guarantees.

         In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For public companies with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation applies to that company no later than the beginning of the first interim or annual reporting period beginning after September 15, 2003. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. The application of this Interpretation does not and will not have an effect on the company's consolidated financial statements.

         In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies accounting for derivative instruments and hedging activities under SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 provides guidance relating to decisions made (a) as part of the Derivatives Implementation Group process, (b) in connection with other FASB projects dealing with financial instruments and (c) regarding implementation issues raised in the application of the definition of a derivative and the characteristics of a derivative that contains financing components. SFAS No. 149 is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003. There was no financial statement implication related to the adoption of this statement by the Company effective July 1, 2003.

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which requires freestanding financial instruments such as mandatory redeemable shares, forward purchase contracts and written put options to be reported as liabilities by their issuers, as well as imposing related new disclosure requirements. The provisions of SFAS No. 150 are effective for instruments entered into or modified after May 31, 2003 and pre-existing instruments as of the beginning of the first interim period that commences after June 15, 2003. There was no financial statement implication related to the adoption of this statement by the Company effective July 1, 2003.

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

         Our company commenced operations in August 2002 after it acquired a substantial portion of the operating assets of Republic Technologies in a sale of assets under Section 363 of the United States Bankruptcy Code. We selected the assets and properties of Republic Technologies according to our management team's plan to create a more efficient, higher quality network of production facilities operated by a smaller and more flexible workforce. The assets and properties we acquired represent the core operating assets associated with Republic Technologies' steel melting and hot-rolled and cold-finishing production. The acquired operating assets accounted for all of Republic Technologies' steel melting capacity, over one-half of its hot-rolling capacity and approximately two-thirds of its cold-finishing production capacity. Specifically, we acquired Republic Technologies' melt shops at Canton and Lorain, Ohio, its hot-rolling and processing mills at Canton and Lorain, Ohio and Lackawanna, New York, its cold-finishing facilities at Massillon, Ohio and Gary, Indiana (Dunes Highway) and certain assets at the machine shop in Massillon, Ohio. We did not acquire Republic Technologies' idled melt shop at Johnstown, Pennsylvania; its hot-rolling and processing mills at Massillon, Ohio and Chicago, Illinois; or its cold-finishing facilities at Harvey, Illinois; Gary, Indiana (Seventh Avenue); Beaver Falls, Pennsylvania; Willimantic, Connecticut (idled); and Cartersville, Georgia. Republic Technologies' Willimantic and Cartersville facilities previously had been sold to third parties at the time we acquired the assets from Republic Technologies. We believe the assets we acquired will enable us to better align our rolling capabilities with our steel producing ability as compared to Republic Technologies. We also acquired the following property: assets located on the premises of Republic Technologies' corporate headquarters located in Akron, Ohio; all permits used in the business in conjunction with the purchased assets; all intellectual property used in connection with the business; certain contracts; books, files and records used in the business; all inventory wherever located; all accounts receivable; and an option to purchase the assets associated with Republic Technologies' cold-finishing plant located in Hamilton, Ontario on or prior to August 16, 2003 for nominal consideration and the assumption of certain liabilities. This option was subsequently extended to November 30, 2003.

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

         We entered into a new labor agreement with the USWA, which covers most of our hourly employees and has a five-year term. Compared to the labor agreement between Republic Technologies and the USWA, our new labor agreement reduces the number of employees and employment costs and provides us with increased staffing flexibility to match our changing operating requirements. It removes several significant items of fixed cost, which will permit improved scheduling flexibility and eliminate legacy costs. Legacy costs that have been eliminated consist of costs associated with non-employees, including retirees and future retirees, under defined benefit retirement plans and retiree medical and life insurance plans to which Republic Technologies contributed. These plans, which had burdened the cash flow and balance sheet of Republic Technologies, are not a part of the new labor agreement. We also expect the new labor agreement to provide a better connection between the business plan performance and variable compensation through the profit sharing plan and the performance based incentive plan for unionized employees contemplated under the new labor agreement. In addition, the new labor agreement simplifies labor administration.

         The transaction eliminated significant liabilities that had been associated with the business acquired from Republic Technologies, including $425 million in principal amount of Republic Technologies' 13 -3/4% senior secured notes, approximately $219.6 million of trade accounts payable, approximately $134.7 million in revenue bonds and loans from governmental entities and approximately $453.4 million of retiree pension and health benefits costs. We purchased the assets free and clear of any liabilities pursuant to the order of the Bankruptcy Court, except for those liabilities that we explicitly assumed pursuant to the terms of the Asset Purchase Agreement. These assumed liabilities include obligations under the contracts that we purchased from Republic Technologies; up to $32.0 million of trade payables incurred by Republic Technologies after it filed for bankruptcy protection; up to $2.6 million of accrued freight, utilities and other miscellaneous current liabilities of Republic Technologies; up to $3.6 million of taxes incurred by Republic Technologies in the ordinary course of business after it filed for bankruptcy protection; all liabilities arising after the closing of the acquisition from or under the purchased assets; and certain environmental clean-up obligations of Republic Technologies under a U.S. Environmental Protection Agency corrective action order that may arise relating to real property that we purchased at the Canton, Ohio facility. In addition, we agreed to reimburse Republic Technologies for up to $29.5 million of wages, withholding taxes, vacation benefits, management performance incentives, and health insurance benefits incurred but not reported to the extent that these liabilities had been accrued by Republic Technologies prior to the closing of the transaction and were not otherwise covered by any insurance or welfare benefit fund maintained by Republic Technologies.

         We incurred significant indebtedness in connection with the consummation of the acquisition, including $80.0 million aggregate principal amount of the notes and borrowings of $301.9 million under our credit facility. We also agreed to pay $5.0 million to the holders of Republic Technologies' 13-3/4 % senior notes under the terms of a transition service agreement with Republic Technologies.

         On October 6, 2003 ("Petition Date"), Republic Engineered Products Holdings LLC and some of its subsidiaries, Republic Engineered Products LLC, and Blue Steel Capital Corp. (collectively, "Debtors"), filed petitions for reorganization under Chapter 11 ("Chapter 11") of the Federal Bankruptcy Code ("Bankruptcy Code") in the United States Bankruptcy Court in the Northern District of Ohio, Eastern Division ("Court"). The Company is managing its business subsequent to the Petition Date as debtor-in-possession subject to Court approval.

RESULTS OF OPERATIONS OF OUR COMPANY AND OUR PREDECESSOR

         The historical consolidated financial information of Republic Holdings and Republic Technologies may not be entirely comparable and may be of limited value in evaluating our financial and operating results. The consolidated results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year ended December 31, 2003.

         The following discussion provides a comparison of the results of operations of Republic Holdings for the three and nine months ended September 30, 2003 and the period from August 16, 2002 to September 30, 2002 and for Republic Technologies for the periods from July 1, 2002 to August 15, 2002 and January 1, 2002 to August 16, 2002, respectively. The discussion is provided for comparative purposes only, but the value of such a comparison may be limited.

Three Months ended September 30, 2003 compared with Three Months ended September 30, 2002

         Net sales for the three months ended September 30, 2003 totaled $164.7 million on shipments of approximately 316,017 net tons compared with net sales of $208.4 million for the three months ended September 30, 2002 on shipments of approximately 414,000 tons. Net sales for the three months ended September 30, 2003 were comprised of $135.2 million for hot-rolled and $29.5 million for cold-finished, compared with hot-rolled net sales of $174.0 million and cold-finished net sales of $34.4 million for the three months ended September 30, 2002. The decrease in net sales and tons shipped reflects the elimination of hot-rolled bar and cold-finished bar capacity resulting from the idling or sale of two rolling mills and four cold-finished bar facilities. Additionally, net sales and shipments were adversely impacted by the lost production related to the unplanned outages of Republic's #3 blast furnace.

         Cost of sales totaled $170.8 million, or 103.7% of net sales, for the three months ended September 30, 2003 compared with cost of sales of $207.0 million, or 99.3% of net sales, for the similar period ended September 30, 2002. Cost of sales for the three months ended September 30, 2003 consisted of $141.2 million on hot-rolled products and $29.6 million on cold-finished products compared with $170.4 million on hot-rolled products and $36.6 million on cold-finished products for the three months ended September 30, 2002. The overall increase in cost of sales as a percentage of net sales for the three months ended September 30, 2003 compared to the three months ended September 30, 2002 was primarily due to the expense and inefficiencies resulting from the unexpected shutdown of Republic's #3 blast furnace on August 14, 2003. During the three months ended September 30, 2003, the Company recorded a $12.0 million reduction to cost of goods sold as a result of the partial reimbursement from a business interruption and property insurance claims. These claims were filed due to (a) an outage of Republic's #3 blast furnace in the first fiscal quarter of 2003 caused by debris from the Black River which broke through an intake screen and clogged the water system; (b) a second outage of Republic's #3 blast furnace in June 2003 associated with the same problem; and (c) catastrophic damage to Republic's #3 blast furnace during the August 14, 2003 electrical blackout (the "Blackout") in Ohio, Michigan, New York, and Ontario, Canada region.

         Selling, general and administrative expenses were $10.1 million, or 6.1% of net sales, for the three months ended September 30, 2003 compared with $9.2 million, or 4.4% of net sales, for the three months ended September 30, 2002. The selling, general and administrative expenses increased as a percentage of sales primarily due to an increase in insurance premium costs in the three months ended September 30, 2003 as compared to the three months ended September 30, 2002.

         Depreciation and amortization expenses were $2.5 million for the three months ended September 30, 2003, compared with $0.9 million for the three months ended September 30, 2002. The increase in depreciation expense in the current period is primarily a result of the Predecessor's change to liquidation based accounting as of June 30, 2002. Under this method of accounting, no depreciation expense was recorded for the period from July 1, 2002 to August 15, 2002. Republic reported $0.9 million of depreciation for the period from August 16, 2002 to September 30, 2002 related to the assets acquired from Republic Technologies.

         There were no special charges for the three months ended September 30, 2003, compared with $1.0 million for the three months ended September 30, 2002. The charges during the three months ended September 30, 2002 included $0.4 million of severance related costs for administrative staff reductions and $0.6 million of miscellaneous facility closure costs.

         During the third quarter of 2003, the Company recognized a non-cash impairment charge of $58.9 million related to the write-off of its goodwill balance. The Company's liquidity position has been negatively impacted by three unplanned and unanticipated outages at Republic's Lorain, Ohio facility: (a) an outage of Republic's #3 blast furnace in the first fiscal quarter of 2003 caused by debris from the Black River which broke through an intake screen and clogged the water system; (b) a second outage of Republic's #3 blast furnace in June 2003 associated with the same problem; and (c) catastrophic damage to Republic's #3 blast furnace during the August 14, 2003 electrical blackout (the "Blackout") in Ohio, Michigan, New York, and Ontario, Canada region. On October 6, 2003, the Company filed petitions for reorganizations under Chapter 11. On November 5, 2003, the United States Bankruptcy Court approved PAV Republic, Inc, a newly formed affiliate of Perry Strategic Capital Inc., as the lead bidder to purchase substantially all the assets of Republic. Based on the value of Perry's offer, the sale of substantially all of the Company's assets will be insufficient to recover the goodwill balance. Accordingly, the carrying value of the Company's goodwill balance was reduced to zero.

         Other operating expense for the three months ended September 30, 2003 included $3.9 million of bad debt provisions.

         Net interest expense was $5.9 million for the three months ended September 30, 2003 compared with $5.7 million for the three months ended September 30, 2002.

         As a result of the above, the Company reported a net loss of $87.5 million for the three months ended September 30, 2003 compared with the Company and the Predecessor's combined net loss of $21.3 million for the three months ended September 30, 2002.

Nine Months ended September 30, 2003 compared with Nine Months ended September 30, 2002

         Net sales for the nine months ended September 30, 2003 totaled $560.7 million on shipments of approximately 1,083,864 net tons compared with net sales of $717.2 million for the nine months ended September 30, 2002 on shipments of approximately 1,444,300 tons. Net sales for the nine months ended September 30, 2003 were comprised of $464.8 million for hot-rolled and $95.9 million for cold-finished, compared with hot-rolled net sales of $583.7 million and cold-finished net sales of $133.5 million for the nine months ended September 30, 2002. The decrease in net sales and tons shipped reflects the elimination of hot-rolled bar and cold-finished bar capacity resulting from the idling or sale of two rolling mills and four cold-finished bar facilities. Net sales and shipments were also adversely impacted by the lost production related to the series of unplanned outages of Republic's #3 blast furnace.

         Cost of sales totaled $547.4 million, or 97.6% of net sales, for the nine months ended September 30, 2003 compared with cost of sales of $691.3 million, or 96.4% of net sales, for the similar period ended September 30, 2002. Cost of sales for the nine months ended September 30, 2003 consisted of $454.8 million on hot-rolled products and $92.6 million on cold-finished products compared with $551.3 million on hot-rolled products and $140.0 million on cold-finished products for the nine months ended September 30, 2002. Cost of sales as a percentage of net sales from the nine months ended September 30, 2003 to the nine months ended September

30, 2002 remained essentially unchanged. Increased natural gas and scrap prices and unplanned outages at a Lorain, Ohio blast furnace resulting from property damage offset the benefits of increased utilization of production facilities and reduced labor costs associated to our new labor contract implemented in August 2002. During the nine months ended September 30, 2003, the Company recorded a $17.0 million reduction to cost of goods sold as a result of the partial reimbursement from a business interruption and property insurance claims. These claims were filed due to (a) an outage of Republic's #3 blast furnace in the first fiscal quarter of 2003 caused by debris from the Black River which broke through an intake screen and clogged the water system; (b) a second outage of Republic's #3 blast furnace in June 2003 associated with the same problem; and
(c) catastrophic damage to Republic's #3 blast furnace during the August 14, 2003 electrical blackout (the "Blackout") in Ohio, Michigan, New York, and Ontario, Canada region. The Company's inventory standards also were updated in the second quarter to reflect the current cost structure resulting in a $6.0 million increase in inventory and a corresponding decrease in cost of goods sold.

         Selling, general and administrative expenses were $30.0 million, or 5.4% of net sales, for the nine months ended September 30, 2003 compared with $28.2 million, or 3.9% of net sales, for the nine months ended September 30, 2002. The selling, general and administrative expenses increased as a percentage of sales primarily due to a $2.8 million increase in insurance premium costs in the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 offset by a reduction of salary wage costs.

         Depreciation and amortization expenses were $7.2 million for the nine months ended September 30, 2003, compared with $29.3 million for the nine months ended September 30, 2002. Republic Technologies recorded depreciation expense for the first six months of 2002. Republic Technologies changed to liquidation basis accounting as of June 30, 2002, and under this method, no depreciation was recorded from July 1, 2002 to August 15, 2002. The reduction in depreciation and amortization expense in the current period is primarily a result of the change in basis of fixed assets and intangible assets of Republic Technologies to the fair market value of fixed assets acquired by Republic Holdings.

         There were no special charges for the nine months ended September 30, 2003, compared with $10.5 million for the nine months ended September 30, 2002. The charges during the nine months ended September 30, 2002 included $8.8 million in voluntary early retirement buyouts. These charges also included $1.9 million in supplemental unemployment benefits payments, salary terminations, and the health insurance costs related to the shutdown of Republic Technologies' Johnstown, Pennsylvania melt shop facility, Canton 12" rolling mill facility, and Willimantic, Connecticut cold-finishing facility and $0.6 million of miscellaneous facility closure costs. A gain of $0.8 million as a result of Republic Technologies' Willimantic plant sale and the reversal of a substantial portion of Republic Technologies' related shutdown reserve offset these charges.

         During the third quarter of 2003, the Company recognized a non-cash impairment charge of $58.9 million related to the write-off of its goodwill balance. The Company's liquidity position has been negatively impacted by three unplanned and unanticipated outages at Republic's Lorain, Ohio facility: (a) an outage of Republic's #3 blast furnace in the first fiscal quarter of 2003 caused by debris from the Black River which broke through an intake screen and clogged the water system; (b) a second outage of Republic's #3 blast furnace in June 2003 associated with the same problem; and (c) catastrophic damage to Republic's #3 blast furnace during the August 14, 2003 electrical blackout (the "Blackout") in Ohio, Michigan, New York, and Ontario, Canada region.

On October 6, 2003, the Company filed petitions for reorganizations under Chapter 11. On November 5, 2003, the United States Bankruptcy Court approved PAV Republic, Inc, a newly formed affiliate of Perry Strategic Capital Inc., as the lead bidder to purchase substantially all the assets of Republic. Based on the value of Perry's offer, the sale of substantially all of the Company's assets will be insufficient to recover the goodwill balance. Accordingly, the carrying value of the Company's goodwill balance was reduced to zero.

         Other operating expense for the nine months ended September 30, 2003 included $5.0 million of bad debt provisions.

         Net interest expense was $17.3 million for the nine months ended September 30, 2003 compared with $20.6 million for the nine months ended September 30, 2002. The decrease in net interest expense was primarily a result of the Company maintaining a lower average balance in its revolving credit facility, as well as lower interest rates in the nine months ended September 30, 2003 as compared to the Predecessor in the nine months ended September 30, 2002.

         As a result of the above, the Company reported a net loss of $105.5 million for the nine months ended September 30, 2003 compared with the Company and Predecessor's combined net loss of $66.0 million for the nine months ended September 30, 2002.

OUR LIQUIDITY AND CAPITAL RESOURCES

Going Concern Matters

         The accompanying consolidated financial statements have been prepared on a going concern basis of accounting and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or to amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern. The Company's liquidity position has been negatively impacted by greater than expected increases in the cost of natural gas as well as by unplanned outages during January and June of 2003 at the Lorain #3 blast furnace resulting from property damage and additional damage to the #3 blast furnace during the Northeast power blackout on August 14, 2003. As a result of this additional damage, currently the #3 blast furnace is non-operational and it has been necessary to start-up the Lorain #4 blast furnace. On September 30, 2003 the Company informed Fleet Capital under the Company's credit facility, that it was in default under the overadvance provision of that revolving credit facility. On October 6, 2003 the Company filed a petition for reorganization under Chapter 11. On October 9, 2003, the Company entered into the DIP Credit Agreement with Fleet Capital to provide secured debtor-in-possession financing to the Company. The Company's net availability on its DIP Credit Agreement at November 11, 2003 was $12.0 million. These factors raise substantial doubt about the Company's ability to continue as a going concern and, therefore, the Company may be unable to realize its assets and discharge its liabilities in the normal course of business.

         Management has sought to improve the Company's liquidity position by taking a number of actions. The Company has reduced its planned capital expenditures from $20 million to $10.1 million for 2003. Additional financing of $5.0 million was obtained from the State of Ohio. The Company sought reimbursement from business interruption and property insurance due to damage incurred to the #3 blast furnace at the Lorain facility. The insurance companies issued a partial payment of $5.0 million in July 2003 and an additional $12.0 in September 2003 against these claims. Also, on May 15, 2003, the Company obtained an extension of the contractual reductions in borrowing capacity under its senior revolving credit facility. In light of the Company's liquidity, its ability to raise additional capital is negatively impacted. Restrictive covenants included in the DIP Credit Agreement and senior secured notes limit the Company's ability to incur additional indebtedness or sell assets (all of which are pledged), and may otherwise limit the operational and financial flexibility of the Company.

Liquidity

     Our company's sources of liquidity prior to the Petition Date included cash and cash equivalents, cash from operations and amounts available under our credit facility. Subsequent to the Petition Date, our sources of liquidity also included the DIP Credit Agreement. Our primary liquidity needs relate to working capital and capital expenditures.

Capital Expenditures

     Republic invested $6.8 million in capital expenditures during the nine months ended September 30, 2003 and $4.8 million during the period from August 16, 2002 to September 30, 2002. Republic Technologies invested $8.2 million in capital expenditures during period from January 1, 2002 to August 15, 2002. The $6.8 million invested in capital expenditures during the nine months ended September 30, 2003 was funded using cash from operations, borrowings under the credit facility, and borrowing under loans from the State of Ohio. The Company's current planned capital expenditures for the fourth quarter of 2003 are $1.0 million, and are expected to be funded using cash from operations and the DIP Credit Agreement. Capital expenditures are limited under our DIP Credit Agreement to $1.1 million from October 9, 2003 to February 29, 2004.

Debt Service Requirements

     We incurred an aggregate of $381.9 million of debt obligations in connection with the acquisition of the assets of Republic Technologies, including $301.9 million of borrowings under our credit facility and the issuance of $80.0 million of notes. We have significant debt repayment obligations under our credit facility and our notes.

     We entered into a credit facility with Fleet Capital and other lenders on August 16, 2002. Prior to the amendment discussed below, our credit facility consisted of a senior revolving credit facility with a commitment of up to $336.0 million. We borrowed a total of $301.9 million upon the closing of the acquisition transaction and immediately paid down the outstanding amount to $269.7 million. At September 30, 2003, we had $248.0 million outstanding under the credit facility. Under the original facility, the total commitment of $336.0 million was to automatically reduce by $5.0 million on the first day of each quarter commencing the fiscal quarter that began on July 1, 2003 until such time as the total commitment was reduced to $275.0 million. We are entitled to draw amounts under the credit facility to finance working capital and capital expenditures and for other general corporate purposes.

     Our borrowings under our credit facility are secured by a first priority perfected security interest in the capital stock and other equity interests of each direct and indirect subsidiary of Republic Holdings, other than 2011448 Ontario Limited, which collateral also secures our senior secured notes on an equal and ratable basis, and all presently owned and subsequently acquired inventory, accounts, intellectual property and related assets of Republic and the guarantors (other than Republic Holdings) and the real estate and fixed assets comprising, and the intellectual property relating to, our Canton, Ohio Caster and Continuous Rolling Facility ("Canton CR(TM)"). The obligations under the credit facility are secured and are unconditionally and irrevocably guaranteed jointly and severally by Republic Holdings and each of Republic's subsidiaries other than 2011448 Ontario Limited. Republic Holdings' guarantee is limited in recourse to all of Republic's membership interests owned by Republic Holdings, which have been pledged to secure the guarantee.

         Prior to the Event of Default, borrowings under the credit facility bore interest, at our option, at either a base rate equal to the higher of the "prime rate" announced from time to time by Fleet National Bank at its office in Boston, Massachusetts or the weighted average of rates on overnight federal funds transactions with members of the Federal Reserve System arranged by federal funds brokers, plus the applicable margin; or a Eurodollar rate on deposits for one, two, three or six month periods, plus the applicable margin. The applicable margin on base rate loans initially was 1.25% and on Eurodollar loans was 3.00%. The amendment to our credit facility discussed below increased these applicable margins by 1.0% each. The applicable margin on base rate and Eurodollar loans could have been reduced to as low as 0.25% and 2.00%, respectively, if we achieved specified reduced leverage ratios. As of September 30, 2003, borrowings under the credit facility are accruing interest at the rate of 6.25% per year for base rate loans and 5.21% per year for Eurodollar loans.

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

         On May 15, 2003, our credit facility was amended. Under the terms of the amendment, the maturity date was accelerated to June 30, 2006 and the total commitment was reduced to $315.0 million with the total commitment being reduced by $5.0 million on the first day of each fiscal quarter, commencing with the fiscal quarter beginning January 1, 2004 until the total commitment has been reduced to $275.0 million. Consistent with the original credit facility, availability under the amended credit facility was limited to a borrowing base, however, the components of the borrowing base were amended to delay the June 30, 2003 reduction of the advance rate for eligible inventory from 70% of the net book value to 60% until January 1, 2004. In addition, the reduction in the eligible fixed asset component of the borrowing base originally scheduled to occur on July 1, 2003 has been restructured so that the reduction was to occur ratably over a twelve-month period ending June 29, 2004. Finally, the amendment required us to maintain minimum cumulative EBITDA (as defined in the amendment) levels and limited the amount of capital expenditures the Company could incur to $9 million in 2003 and $20 million thereafter.

         On September 30, 2003, the Company informed Fleet Capital as Administrative Agent under the Company's credit facility, that it was in default under the overadvance provision of that revolving credit facility and it was unable to timely make a required interest payment on its 10% senior secured notes. An overadvance can occur when the Company's estimated borrowing base, consisting of 85% of eligible accounts receivable and 70% of the eligible inventory, is reconciled to actual at month end. The credit facility default also constitutes default under the Company's $5.0 million loan from the Ohio Department of Development. Events of Default, as defined in the related debt agreements, have occurred with respect to all of the Company's secured debt.
As a result, the secured debt is classified as a current liability. As a result of the Chapter 11 filing the unsecured debt will be classified as liabilities subject to compromise.

         On October 9, 2003, we entered into the DIP Credit Agreement with Fleet Capital and other lenders who are parties thereto to provide secured debtor-in-possession financing to the Company. The DIP Credit Agreement allows for new borrowings of up to $45.0 million and includes a sub-facility of $20 million for the issuance of letters of credit. Advances under the DIP Credit Agreement bear interest at a base rate used by Fleet Capital, plus the applicable margin; or a Eurodollar rate on deposits for a given period, plus the applicable margin. The applicable margin on base rate loans is 1.5% and on Eurodollar loans is 3.5%. The Company's borrowing base plus any permitted overadvance provision limits the amount available at any time. Our net availability on the DIP Credit Agreement at November 11, 2003 was $12.0 million. The DIP Credit Agreement grants a security interest in accounts receivable, inventory, intellectual property and related assets of the Company, and the real estate and fixed assets comprising the Canton Ohio Caster and Continuous Rolling Facility, including the related melt shop. The DIP Credit Agreement provides for the Company to be in an overadvance position. An overadvance can occur when the Company's borrowing base, consisting of 85% of eligible accounts receivable and 70% of the eligible inventory is less than the amount outstanding on the credit facility. The amount of the overadvance changes from month to month based on the Company's forecasted borrowing needs. The overadvance provision ranges from $22.0 million to $31.0 million. The DIP Credit Agreement also contains certain restrictive covenants which, among other things, restrict our ability to incur additional indebtedness or guarantee the obligations of others, change its line of business, merge, consolidate and acquire or sell assets or stock, pay dividends, or prepay or amend the 10% senior secured notes or any of its subordinated indebtedness. We are also required to maintain minimum sales, liquid steel production, and rolling production levels as defined in the DIP Credit Agreement, and to limit its net capital expenditures.

         We issued $80.0 million aggregate principal amount of our notes to Republic Technologies as partial consideration for the assets acquired. Republic Technologies directed our company to issue the notes to the Republic Liquidating Trust, a trust established by Republic Technologies for the benefit of the holders of Republic Technologies' 13 -3/4% senior secured notes. Prior to the Event of Default, interest on the notes accrued at the rate of 10% per annum and is payable quarterly in cash on each March 31, June 30, September 30, and December 31, commencing September 31, 2002. On September 30, 2003 the Company was unable to timely make the required interest payment on its 10% senior secured notes. Events of Default, as defined in the related indenture, have occurred with respect to the Company's bond debt. The Company continues to accrue interest on the notes at the rate of 12%. As a result of the Chapter 11 proceedings, no interest payments have been made since June 30, 2003.

         Our notes were issued under an indenture dated as of August 16, 2002 between Republic and Blue Steel Capital Corp., as issuers, N&T Railway Company LLC and Blue Bar, L.P., as guarantors, and LaSalle Bank National Association, as trustee. As described in Note 12, the indenture was amended pursuant to the First Supplemental Indenture among Republic, Blue Steel Capital Corp., N&T Railway Company LLC, Republic Holdings and LaSalle Bank National Association. The indenture governing the notes requires us to redeem the notes with certain proceeds from asset sales of any collateral that secures the notes and contains significant affirmative and negative covenants including separate provisions imposing restrictions on additional borrowings, certain investments, certain payments, sale or disposal of assets, payment of dividends and change of control provisions, in each case, subject to certain exceptions. The notes are secured, subject to exceptions and limitations, by (1) a first priority lien on, and security interest in, substantially all of the existing assets of Republic and its subsidiaries other than the Canton CR(TM) facility, inventory, accounts receivable and intellectual property and related assets, and (2) a first priority interest in the capital stock and other equity interests of each direct and indirect subsidiary of Republic Holdings, other than 2011448 Ontario Limited. Each of Republic Holdings and N&T Railway Company LLC has jointly and severally guaranteed the notes on a senior secured basis, and each guarantee is full and unconditional. 2011448 Ontario Limited does not currently guarantee the notes, but it must become a guarantor of the notes in order to exercise its option to acquire the assets and properties associated with the Hamilton, Ontario cold-finishing plant owned by Canadian Drawn Steel Company, Inc., a subsidiary of Republic Technologies. Any domestic subsidiary that Republic may form or acquire in the future will guarantee the notes on a joint and several and full and unconditional basis.

         On June 6, 2003, the Company obtained a $5.0 million loan from the Ohio Department of Development. This loan is secured by the 20" mill at the Lorain facility and accrues interest at the rate of 3% per annum payable on the first day of each calendar month until the loan matures in July 2008. Events of Default, as defined in the related debt agreement, have occurred with respect to this debt. The Company continues to accrue interest on this debt. As a result of the Chapter 11 proceedings, no interest payments have been made since September 14, 2003.

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

Goodwill

         Goodwill has arisen from the acquisition of a substantial portion of the operating assets of Republic Technologies. Goodwill is not amortized, but is periodically reviewed for impairment. Our company is required to test goodwill for impairment on an annual basis and whenever changes in circumstances indicate that the carrying amount of goodwill may be impaired. Impairment charges are recorded, if necessary, based on management's review and analysis of the estimated fair value as compared to the carrying amount of goodwill. The Company intends to use July 1 (first day of the third quarter) as its annual measurement date. In the third quarter, the Company recognized a non-cash impairment charge to write off the balance of the Company's goodwill.

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

FORWARD LOOKING STATEMENTS

         All statements other than statements of historical fact included in this report, including statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures About Market Risk," regarding our future financial position, results of operations, business strategy, budgets, projected costs and plans and objectives for future operations, are forward-looking statements. In addition, these forward-looking statements generally can be identified by the use of forward-looking terms such as "may," "will," "expect," "intend," "estimate," "anticipate," "foresee," "project," "plan" or "believe" or the negative of these words or variations on these words or similar phrases. We have based these forward-looking statements on our current assumptions, expectations and projections about future events, which are subject to risks and uncertainties. We caution you that a variety of factors could cause business conditions and results to differ materially from what is contained in the forward-looking statements, including the following:

         - Our ability to develop and obtain approval of a plan of reorganization during our Chapter 11 proceedings.

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

         - Our DIP_ Credit Agreement and indenture impose significant operating and financial restrictions.

         Ownership of our notes is subject to risks relating to our ability to service our debt, possibly inadequate collateral and priority in any bankruptcy, lack of liquidity and other risks.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our interest expense is sensitive to changes in the general level of interest rates in the United States. At September 30, 2003, we had $80.0 million aggregate principal amount of the notes outstanding, $5.0 million outstanding principal to the Ohio Department of Development, and $248.0 million outstanding under our credit facility. Prior to an Event of Default, our notes bore interest at a fixed rate of 10% per year, our loan from the Ohio Department of Development bore interest at a fixed rate of 3% per year, and the interest rate on borrowings under our credit facility may vary. Subsequent to the Event of Default, the notes bear interest at 12%. As a result, our primary exposure to market risks for changes in interest rates relates to our credit facility. Borrowings under the credit facility bear interest, at our option, at either (1) a base rate equal to the higher of the "prime rate" announced from time to time by Fleet National Bank at its office in Boston, Massachusetts or the weighted average of rates on overnight federal funds transactions with members of the Federal Reserve System arranged by federal funds brokers, plus the applicable margin; or (2) a Eurodollar rate on deposits for one, two, three or six month periods, plus the applicable margin, as discussed in Note 5. As of September 30, 2003, borrowings under the credit facility are accruing interest at the rate of 6.25% per year for base rate loans and 5.19% per year for Eurodollar loans.

         Almost all of our transactions are denominated in U.S. dollars, and, as a result, we do not have material exposure to currency exchange-rate risks.

         We do not currently engage in any interest rate, foreign currency exchange rate or commodity price-hedging transactions, although we may do so in the future.

ITEM 4. CONTROLS AND PROCEDURES

         As of the end of the period covered by this quarterly report on Form 10-Q, the Company's President and Chief Executive Officer and Chief Financial Officer conducted an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15) of the Securities Exchange Act of 1934. Based upon this evaluation, the Company's President and Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting the Company's management to material information relating to the Company that is required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934.

         There have been no changes in the Company's internal controls over financial reporting that occurred during the quarter ended September 30, 2003, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Bankruptcy Filings.

         On October 6, 2003 ("Petition Date"), Republic Engineered Products Holdings LLC and some of its subsidiaries, Republic Engineered Products LLC, and Blue Steel Capital Corp., filed petitions for reorganization under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court in the Northern District of Ohio, Eastern Division.

         The Chapter 11 cases have been assigned to Judge Marilyn Shea-Stonum and designated as case Numbers 03-55118 (Republic Engineered Products Holdings
LLC), 03-55120 (Republic Engineered Products LLC), and 03-55121 (Blue Steel Capital Corp.). The chapter 11 cases will be jointly administered for procedural purposes, only, under case Number 03-55118. Each of these entities will continue to operate its business and manage its property as a debtor in possession pursuant to sections 1107 and 1108 of the Bankruptcy Code. As a result of the Chapter 11 filings, litigation relating to prepetition claims against the Debtors is stayed; however, certain prepetition claims by the government or governmental agencies seeking equitable or other non-monetary relief against the Debtors are not subject to the automatic stay.

Other

         We are involved in various legal proceedings occurring in the ordinary course of business. It is the opinion of management, after consultation with legal counsel, that these matters will not materially affect our consolidated financial position, results of operations or cash flows.

         In connection with the closing of the asset purchase transaction with Republic Technologies, the USWA took the position that our new labor agreement did not apply to the unionized employees employed by Canadian Drawn Steel Company, Inc., a Canadian subsidiary of Republic Technologies. In light of the USWA's position and rather than delay consummation of the entire transaction, the parties negotiated the first amendment to the Asset Purchase Agreement, which, among various other matters, included the inventory and receivables of Canadian Drawn Steel in the assets we acquired and gave us a one-year option to purchase the other assets of Canadian Drawn Steel for nominal additional consideration, without adjustment to the overall purchase price. Under the option, if the business of Canadian Drawn Steel is sold to a third party, Republic Technologies will pay the net proceeds of that sale to us. This option was subsequently extended to November 30, 2003.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As a result of the Chapter 11 filings, Events of Default, as defined in the related debt agreements, have occurred with respect to all of the Company's $333.0 million of secured debt.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Reports on Form 8 - K

             A report on Form 8-K was filed on August 18, 2003 by the Company announcing that on August 14, 2003 an explosion and fire caused significant damage to Republic Engineered Products' #3 blast furnace in Lorain, Ohio.

             A report on Form 8-K was filed on August 28, 2003 by the Company announcing plans to restart a backup blast furnace at its Lorain plant to replace a furnace that, as previously disclosed, was damaged and shut down during the Northeast power blackout on August 14.

             A report on Form 8-K was filed on September 11, 2003 by the Company announcing a cost-structuring program that will reduce costs, conserve cash, and maximize the ability to meet customer requirements while normal operations are restored.

             A report on Form 8-K was filed on September 30, 2003 by the Company announcing that 1) it has informed Fleet Capital Corporation as Administrative Agent under the Company's credit facility, that it is in default under the overadvance provisions of that revolving credit facility, and 2) it is unable to timely make a required interest payment on its 10% senior secured notes

(b)      Exhibits

   31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Joseph F. Lapinsky, Chief Executive Officer and Managing Director of Republic Engineered Products Holdings LLC

   31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Joseph A. Kaczka, Chief Financial Officer, Vice President, Finance and Controller and Treasurer of Republic Engineered Products Holdings LLC

   32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Joseph F. Lapinsky, Chief Executive Officer and Managing Director of Republic Engineered Products Holdings LLC

   32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Joseph A. Kaczka, Chief Financial Officer, Vice President, Finance and Controller and Treasurer of Republic Engineered Products Holdings LLC

   10.17 Debtor-in-Possession Revolving Credit Agreement, dated as of October 9, 2003, by and among Republic Engineered Products LLC, a Delaware limited liability company, as Borrower; Republic Engineered Products Holdings, a Delaware limited liability company, Blue Steel Capital Corp., a Delaware corporation, and N&T Railway Company LLC, a Delaware limited liability company, as Guarantors; and Fleet Capital Corporation, as administrative agent; and Fleet Capital Corporation, Bank of America, N.A., JP Morgan Chase Bank, Wells Fargo Foothill, Inc., GE Capital CFE, Inc. as Co-Agents for the Lenders.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPUBLIC ENGINEERED PRODUCTS HOLDINGS LLC AND SUBSIDIARIES

Date: November 14, 2003               By: /s/Joseph F. Lapinsky
                                          ---------------------
                                      Joseph F. Lapinsky
                                      President, Chief Executive Officer and
                                      Managing Director

Date: November 14, 2003               By: /s/Joseph A. Kaczka
                                          -------------------
                                      Joseph A. Kaczka
                                      Chief Financial Officer, Vice President,
                                      Finance and Controller, Treasurer and
                                      Secretary